Form 10-Q
period 2015-09-30
LookSmart Group, Inc.
filed 2015-11-23
CIK 1641129

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .

Commission File Number: 000-26357

LOOKSMART GROUP, INC

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-364-3516
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Horizon Ridge Parkway, Suite 200

Henderson, Nevada 89052

(415) 348-7000

 (Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large-accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of November 20, 2015  there were 5,768,851 shares of the registrant’s common stock outstanding, par value $0.001 per share.

1

PART I

ITEM 1.      FINANCIAL STATEMENTS

LOOKSMART GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$150	$305
Short-term investments	63	129
Total cash, cash equivalents and short-term investments	213	434
Trade accounts receivable, net	361	255
Prepaid expenses and other current assets	819	602
Total current assets	1,393	1,291
Long-term investments	—	—
Property and equipment, net	2,352	3,403
Other assets, net	418	62
Total assets	$4,163	$4,756

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term Notes Payable	$600	$—
Trade accounts payable	$1,256	$901
Accrued liabilities	336	398
Deferred revenue and customer deposits	779	1,018
Current portion of capital lease obligations	35	—
Total current liabilities	3,006	2,317
Long-term debt	964
Long-term portion of deferred rent	—	22
Total liabilities	3,970	2,339
Commitment and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at September 30, 2015 and December 31 , 2014	—	—
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both September 30, 2015 and December 31, 2014	17	17
Additional paid-in capital	263,108	262,508
Accumulated other comprehensive loss	(630)	(424)
Accumulated deficit	(262,053)	(259,435)
Treasury stock at cost: 130 shares at both September 30, 2015 and December 31, 2014	(249)	(249)
Total stockholders’ equity	193	2,417
Total liabilities and stockholders’ equity	$4,163	$4,756

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$1,111	$1,311	$3,115	$3,779
Cost of revenue	490	648	1,354	2,038
Gross profit	621	663	1,761	1,741
Operating expenses:
Sales and marketing	262	398	965	1,243
Product development and technical operations	598	1,180	1,931	3,597
General and administrative	358	472	1,165	2,113
Restructuring charge	19	7	312	23
Total operating expenses	1,237	2,057	4,373	6,976
Loss from operations	(616)	(1,394)	(2,612)	(5,235)
Non-operating income (expense), net
Interest income	—	7	—	81
Interest expense	(17)	—	(18)	(7)
Other income (expense), net	—	85	(2)	102
Loss from operations before income taxes	(633)	(1,302)	(2,632)	(5,059)
Income tax expense	—	—	—	—
Net loss	$(633)	$(1,302)	$(2,632)	$(5,059)
Net loss per share - Basic and Diluted	$(0.11)	$(0.23)	$(0.46)	$(0.88)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,722	5,722	5,709	5,727

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(633)	$(1,302)	$(2,632)	$(5,059)
Other comprehensive income (loss):
Foreign currency translation adjustments	(206)	90	(206)	—
Unrealized loss on investments	—	(29)	—	(32)
Change in accumulated other comprehensive loss	(206)	61	(206)	(32)
Comprehensive loss	$(839)	$(1,241)	$(2,838)	$(5,091)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,632)	$(5,059)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	843	1,032
Provision for doubtful accounts	—	25
Share-based compensation	—	5
Other non-cash charges	—	85
Deferred rent	(8)	(81)
Deferred lease incentive	—	58
Restructuring charge	—	23
Asset impairment charge	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	106	125
Prepaid expenses and other current assets	218	526
Other current assets	—	—
Trade accounts payable	(355)	31
Accrued liabilities	40	(74)
Deferred revenue and customer deposits	(239)	4
Other long-term obligations	—	—
Net cash used in operating activities	(2,027)	(3,300)
Cash flows from investing activities:
Purchase of investments	—	(76)
Proceeds from sale of investments	66	3,173
Proceeds from sale of equipment	—	—
Payments for property and equipment	—	(1,025)
Purchase of intangible assets	(356)	—
Net cash provided by investing activities	(290)	2,072
Cash flows from financing activities:
Principal payments of capital lease obligations	—	(134)
Proceeds from short-term debt	572
Proceeds from additional paid-in capital	600
Proceeds from long-term debt	964	—
Payments for repurchase of common stock	—	(175)
Net cash used in financing activities	2,136	(309)
Effect of exchange rate changes on cash and cash equivalents	26	(95)
Decrease in cash and cash equivalents	(155)	(1,632)
Cash and cash equivalents, beginning of period	305	2,789
Cash and cash equivalents, end of period	$150	$1,157
Supplemental disclosure of cash flow information:
Interest paid	$18	$7
Income taxes paid	$—	$—
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$—	$164
Change in unrealized gain (loss) on investments	$—	$(39)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

LookSmart Group, Inc. (“LookSmart” or the “Company”) was organized in 2015 and is incorporated in the State of Nevada. LookSmart Group was spun-off from its predecessor, LookSmart Limited (“Predecessor”), as a result of a reverse merger and spin-off transaction (the “Transaction”) with Pyxis Tankers(“Pyxis”).

The Predecessor completed the Transaction on October 28th 2015.

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries. Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution. As a result of the Spin-off, each share of the Predecessor received one share of LookSmart Group common stock. Following the merger, LookSmart Group had a total of 5,768,851 shares of common stock issued and outstanding. The Company intends to apply to be traded in the OTC Markets or the Pinksheets.

In addition, in connection with the reverse merger with Pyxis, the Predecessor consummated a 1 to .1512 reverse split, thereby reducing the number of its shares outstanding from 5,768,851 to 872,036. Each post-split share of the Predecessor was cancelled and exchanged for the right to receive 1.0667 shares of Pyxis common stock. Following the reverse merger, Pyxis had a total of 18,244,671 shares (giving effect to rounding up on fractional shares) of common stock issued and outstanding. (See Merger/Spin-off Reorganization Transaction below)

LookSmart is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. In addition, LookSmart formed a partnership with Conversion Media Holdings, LLC, which supports the Company’s other lines of business through the creation of content sites directed at ecommerce verticals. The Company operates its partnership and each line of business, while being related to the others in terms of shared resources, as separate business lines with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, this separation of business lines allows Looksmart to operate effectively as a holding company and as a capital allocator to each of the Company’s separate businesses with the goal of finding mispriced assets in the public and private markets and subsequently taking those assets to create scalable and sustainable businesses that may then be monetized for the ultimate benefit of Looksmart’s stockholders.

Clickable Inc.

Clickable Inc., is a subsidiary of LookSmart and incorporated in Delaware. In September 2013, LookSmart Limited (“Predecessor”), through its wholly owned subsidiary LookSmart Canada Ltd., purchased the assets related to its Syncapse Inc. (“Syncapse”) technology for $3 million from MNP Ltd., a receiver appointed by Ontario Superior Court of Justice under an appointment order.  As a result of this transaction, the Predecessor acquired a social media platform that the Company believes has allowed it to quickly scale into social media analytics, publishing, and moderation. This, in turn, should allow our enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media.  In January 2014, LookSmart re-branded Syncapse as “Clickable.”

Clickable helps brands and agencies measure marketing ROI through a customer’s lifetime by connecting critical marketing and advertising products and services into one platform that gives customers the ability to analyze, publish, moderate, social media and search marketing. Clickable also offers its platform as a white label solution to agencies who use it to save hours of time creating reports, increase transparency to clients, increase stickiness of clients, increase recurring revenue streams, and upsell other tools and services. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. The Company’s goal is to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to provide vertically integrated solutions that will offer customers the ability to maximize their ad spend in all relevant ad categories.

In addition, Clickable allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.  The “Clickable Analytics” dashboard provides customers with the ability to easily put all of their cross channel marketing (search, display, social, email, video, offline) and audience data from various sources into one unified, flexible and customizable platform.  The platform allows the customer to better understand and utilize the data for the customizing and layering of customer specific key performance indicators.  The Company believes that this platform will allow customers to combine data in a way that better suits their particular marketing, financial and operational goals both with standard and customized dashboards and analytics.  This platform allows companies to gather and manage Application Programming Interface (“API”) data from many data providers that LookSmart aims to partner with, including Facebook, Twitter, YouTube, and Instagram, as well as analyze such data in the “Clickable” proprietary platform and within a company’s own data warehouse.

LookSmart AdCenter

We have developed a proprietary web-based advertising auction platform, the “AdCenter”, that allows us to create, track, analyze, report and optimize customers’ advertising campaigns. Through the AdCenter platform, our customers are provided with search, social, display, mobile and video advertising solutions as well as analytic, moderation and publishing workflow solutions across the entire social media marketing ecosystem. The AdCenter indexes ads, analyzes webpage information to match advertising to relevant content, matches search queries to advertising and utilizes advanced fraud detection techniques in a high-volume ad serving environment. The platform also collects impression and click data for each listing that we manage for our customers and provides us with billing information. In addition, we provide each of our advertising customers with a password-protected online account that enables them to track, analyze and optimize their search marketing campaigns using online reports. The platform also includes an interface for publishers to access ad syndication feed reports and revenue information.

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers (“Intermediaries”) do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers. Our Intermediary business model experienced a significant change in the fourth quarter of 2011, such that the Company’s revenue from Intermediaries has declined significantly as compared to 2011 and earlier. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company’s overall 2013 revenue decreases. Thus, in 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. The Company believes that this decision is in the best interests of the Company on a go-forward basis. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with the Company. In 2014, 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer. We continued this trend of decreasing business with Intermediaries as of September 30, 2015.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports, including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

LookSmart’s search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search capability through a monitored search advertising distribution network.  LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s “trading desk” personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets those audiences via the Company’s exchange inventory. LookSmart offers its trading desk as a managed service.

Further, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be branded and configured according to publishers’ needs. We offer publishers:

•	Command and control over revenue diversification and growth via the AdCenter for Publishers, a comprehensive private-labeled Application Service Provider (“ASP”) solution that provides publishers with the ability to own and grow their advertiser relationships, increase their distribution capacity, and diversify their revenue sources.

•	A customizable set of services and technology to integrate multiple sources of advertisers, including dominant third-party feeds, within a single auction-based platform for cost-per-click (“CPC”) text-based advertising.

•	Access to a “backfill” of advertisers so they can quickly ramp their online operations and not lose time or existing revenue sources while establishing their advertiser relationships. Connecting multiple installations of the AdCenter for Publishers together allows LookSmart to create an open marketplace environment that empowers publishers to share, leverage, and exchange their advertisers for expanded distribution.

Novatech.io

In November of 2013, LookSmart acquired an approximately 10,000 square foot data center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure data center.  As a result, the Company intends to expand its cloud-based offerings to its customers .

NovaTech’s cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products; it simply helps our users find any product available for sale on the Web. ShopWiki actively crawls the Internet and API feeds from merchants to find and organize the widest selection of products from more than 250,000 online merchants.

Web Searches

The Company offers a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company’s current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Conversion Media

In March 2014, the Company entered into a partnership with VisionNexus, LLC, a California limited liability company. The partnership, Conversion Media Holdings, LLC, is a Delaware limited liability corporation, with the intent to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations of Conversion Media Holdings, LLC began in April of 2014 and currently are in a testing phase. The Company believes that Conversion Media Holdings, LLC will begin to generate revenue at the end the 2nd quarter of 2015.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2015 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Consolidated Balance Sheet as of December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended September 30, 2015 is not necessarily indicative of results to be expected for the full year.

Use of Estimates and Assumptions

The Unaudited Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement are reflected in the interim periods presented.

Investments

The Company invests its excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value.

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported in the Unaudited Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

Fair Value of Financial Instruments

The Company’s estimate of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

Level 1:        Unadjusted quoted market prices for identical assets or liabilities in active markets that we have the ability to access.

Level 2:        Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, default rates, etc.) or can be corroborated by observable market data.

Level 3:        Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our assumptions about the assumptions that market participants would use.

Revenue Recognition

Our online search advertising revenue is composed of per-click fees that we charge customers and profit sharing arrangements we enter with Intermediaries. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. The Company has profit-sharing agreements with several customers that call for the sharing of profits and losses. Profit sharing arrangements are governed by contractual agreements. Revenue from these profit-sharing agreements is reported net of the customer’s share of profit.

Revenue also includes revenue share from licensing of private-labeled versions of our AdCenter Platform.

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called Traffic Acquisition Costs (“TAC”) and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligors to the advertisers who are the customers of the advertising service.

We also enter into agreements to provide private-labeled versions of our products, including licenses to the AdCenter platform technology. These license arrangements may include some or all of the following elements: revenue-sharing based on the publisher’s customer’s monthly revenue generated through the AdCenter application; upfront fees; minimum monthly fees; and other license fees. We recognize upfront fees over the term of the arrangement or the expected period of performance, other license fees over the term of the license, and revenue-sharing portions over the period in which such revenue is earned. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both September 30, 2015 and December 31, 2014.

Deferred revenue is recorded when payments are received in advance of performance in underlying agreements. Customer deposits are recorded when customers make prepayments for online advertising.

The Company evaluates individual arrangements with customers to make a determination under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45 Revenue Recognition. We test and record revenue accordingly.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.XXX million at both September 30, 2015 and December 31, 2014. Bad debt expense included in general and administrative expense was insignificant for both the three and nine months ended September 30, 2015 and 2014, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2015 and December 31, 2014, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for estimated credit losses. The Company applies judgment as to its ability to collect outstanding receivables based primarily on management’s evaluation of the customer’s financial condition and past collection history and records a specific allowance. In addition, the Company records an allowance based on the length of time the receivables are past due. Historically, such losses have been within management’s expectations.

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	September 30,	December 31,	Year Ended December 31,
	2015	2014	2014	2013
Company 1	13%	**	17%	**
Company 2	12%	**	9%	**
Company 3	11%	**	8%	**
Company 4	10%	**	7%	**
Company 5	**	22%	**	22%
Company 6	**	18%	**	18%
Company 7	**	16%	**	16%

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Advertiser Networks	100%	88%	100%	91%
Publisher Solutions	0%	12%	0%	9%

	100%	100%	100%	100%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Company 1	21%	13%	12%	12%
Company 2	**	10%		11%
Company 3	**	10%		**

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Distribution Partner 1	66%	20%	239%	32%
Distribution Partner 2	34%	19%	177%	28%
Distribution Partner 3	10%	22%	129%	21%
Distribution Partner 4	10%	**	45%	**

** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires the use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	3 to 4 years
Furniture and fixtures	5 to 7 years
Software	2 to 3 years
Building Improvements	10 years
Building	39 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts, and any gain or loss on such sale or disposal is reflected in operating expenses. Maintenance and repairs are charged to expense as incurred. Expenditures that substantially increase an asset’s useful life are capitalized.

In the fourth quarter of 2013, the Company acquired a 10,000 square foot data center facility in Phoenix, Arizona. This facility has allowed the Company to consolidate its data needs in a company-owned data center, and should allow for the expansion of its cloud-based offerings to its customers.

Internal-Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. These costs are capitalized after certain milestones have been achieved and generally amortized over a three-year period once the project is placed in service.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three and nine months ended September 30, 2015.

Restructuring Charges

On August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”.

The Company reviews assets for evidence of impairment annually at year-end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.

Traffic Acquisition Costs

The Company enters into agreements of varying durations with its distribution network partners that display the Company’s listings ads on their sites in return for a percentage of the revenue-per-click that the Company receives when the ads are clicked on those partners’ sites.

The Company also enters into agreements of varying durations with third party affiliates. These affiliate agreements provide for variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks.

TAC expense is recorded in cost of revenue.

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. In the first quarter of 2015, all remaining outstanding share options were surrendered, therefore there was no share-based compensation expense in the three or nine months ended September 30, 2015.  Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were not significant for the three and nine months ended September 30, 2014.

Forfeitures are estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is determined at the end of each fiscal quarter, based on historical rates.

The Company elected to adopt the alternative transition method for calculating the tax effects of share-based compensation to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards.

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.01 in the three and nine months ended September 30, 2015, respectively. Advertising costs were insignificant in both the three and nine months ended September 30, 2014.

Product Development Costs

Research of new product ideas and enhancements to existing products are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company records liabilities, where appropriate, for all uncertain income tax positions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.

Comprehensive Loss

Other comprehensive loss as of September 30, 2015 and December 31, 2014, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both September 30, 2015 and 2014, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of September 30, 2015 and December 31, 2014, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Adoption of New Accounting Standards

On January 2, 2014 we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), ASU 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date”, an amendment providing guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Adoption of this new guidance had no impact on the Company’s consolidated financial position or results of operations.

On January 2, 2015, we adopted the guidance issued by the FASB, ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 raised the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Adoption of this new guidance had no impact on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

2. Merger/Spin-off Reorganization Transaction

The Transaction

On April 23, 2015, LookSmart, Ltd. (the “Predecessor”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company; LookSmart Group, (the “Company”) a wholly owned subsidiary of the Predecesssor ; Pyxis Tankers Inc. (“Pyxis”); and a wholly owned subsidiary of Pyxis (“Merger Sub”). If the transactions contemplated by the Merger Agreement, which are subject to approval by the stockholders of the Company at a special meeting (the “Meeting”) of the Company, are completed:

•

The Company will further amend its Amended Certificate of Incorporation to effect a reverse stock split (the “Reverse Split”) of its issued and outstanding common stock by a ratio of not less than one-for-two and not more than one-for-ten, with the exact ratio to be determined by the Predecessor’s board of directors in its sole discretion;

•

All of the business, assets and liabilities of the Predecessor will have been transferred to Company, and holders of record of the Predecessor’s common stock will receive a pro rata distribution of one share of Company’s common stock for each share of the Predecessor’s common stock held as of the record date set for said distribution (the “Spin-Off”);

•	The Predecessor will merge with and into Merger Sub, with Merger Sub surviving the merger and being a wholly owned subsidiary of Pyxis (the “Merger”); and

•

Each share of the Predecessor’s common stock held by holders of record at the close of business on the date of the closing of the Merger will be cancelled and exchanged for the right to receive the number of share(s) of Pyxis common stock equal to $4,000,000 divided by a denominator equal to (i) the final closing price of a share of the Predecessor’s common stock (post-Reverse Split) on the date of the closing of the Merger, multiplied by (ii) the number of issued and outstanding shares of the Predecessor’s common stock (post-Reverse Split) as of the date that the Merger becomes effective.

  In addition, the Predecessor and Pyxis have each agreed to take such actions as are necessary, proper or advisable to consummate the Merger and have made certain other customary covenants in the Merger Agreement. Among other things, the Predecessor has agreed to the preparation and filing by Pyxis of a registration statement on Form F-4 in connection with the registration of the Pyxis’ common stock to be issued as result of the Merger, which registration statement will contain a joint proxy statement/prospectus to be sent to the stockholders of the Predecessor.

The joint proxy statement/prospectus for the shareholder vote on the Merger has been filed with the Securities and Exchange Commission (the “SEC”), and the Staff of the SEC has returned comments thereon to the Predecessor and Pyxis, which are preparing responses to these comments. A special meeting of the Predecessor’s shareholders to vote on the Merger transactions was held on October 26th, 2015.

As a result of the Merger, and subject to the terms and conditions of the Merger Agreement, Pyxis is expected to become a public company. Pyxis intends to apply to have its common stock listed on the Nasdaq Capital Market or the NYSE MKT under the symbol “PXS.”

For additional information regarding Pyxis and the Merger transaction, see the Predecessor’s Current Report on Form 8-K dated April 23, 2015.

Pyxis Tankers Inc.

Pyxis Tankers Inc. is a newly formed international maritime transportation company with a focus on the tanker sector. At the consummation of the Merger with the Predecessor, Pyxis’ fleet will be comprised of six double hull product tankers with an average current age of four years and that are employed under a mix of short- and medium-term time charters and spot charters. Pyxis will acquire these six vessels prior to the Merger from an affiliate of its founder and chief executive officer, Mr. Valentios (“Eddie”) Valentis. Four of the vessels in the fleet will be medium-range, or MR, product tankers, three of which have eco-efficient or eco-modified designs and two will be short-range tanker sister ships. Each of the vessels in the fleet is capable of transporting refined petroleum products, such as naphtha, gasoline, jet fuel, kerosene, diesel and fuel oil, as well as other liquid bulk items, such as vegetable oils and organic chemicals.

Spin-Off

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries, and has agreed to indemnify Pyxis for losses relating to all of the liabilities of the Predecessor and its former subsidiaries.

Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution.

The Make Whole Record Date

In the event that subsequent to the Merger, Pyxis completes a financing which results in gross proceeds to Pyxis of at least $5,000,000 (a “Future Pyxis Offering”) at a valuation lower than the valuation ascribed to the shares of common stock received by the Predecessor’s stockholders pursuant to the Merger Agreement (the “Consideration Value”), Pyxis will be obligated to make “whole” the Predecessor’s stockholders as of April 29, 2015 (the “Make Whole Record Date”) by offering the Predecessor’s stockholders the right to receive additional shares of Pyxis common stock to compensate the Predecessor’s stockholders for the difference in value of their Pyxis common stock.

In addition, should Pyxis fail to complete a Future Pyxis Offering within a date which is 3 years from the date of the closing of the Merger, each holder of the Predecessor’s common stock who has held such stock continuously from the date of the Make Whole Record Date until the expiration of such 3 year period (the “Legacy LS Stockholders”) will have a 24-hour option beginning at the end of the 3 year period to require Pyxis to purchase from such Legacy LS Stockholders a pro rata amount of Pyxis common stock that would result in aggregate gross proceeds to the Legacy LS Stockholders in an amount not to exceed $2,000,000; provided that in no event shall a Legacy LS Stockholder receive an amount per share greater than the Consideration Value.

Voting Agreement

In connection with their entry into the Merger Agreement, the Predecessor, Pyxis and Michael Onghai, entered into a voting agreement, which is referred to herein as the “Voting Agreement.” The Voting Agreement generally requires that Mr. Onghai, in his capacity as a stockholder of the Predecessor, vote all of his shares of the Predecessor’s common stock in favor of the reverse split proposal, the spin-off proposal and the merger proposal, unless doing so would violate his fiduciary duties as an executive officer and member of the board of directors of the Company. Mr. Onghai beneficially holds 3,123,047 shares of the Predecessor’s common stock, representing approximately 54.1% of the outstanding shares of the Predecssor’s common stock over which he possesses voting rights and are therefore subject to the Voting Agreement.

Closing

The Predecessor completed the Transaction with Pyxis on October 28th 2015.

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries. Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution. As a result of the Spin-off, each share of the Predecessor received one share of LookSmart Group common stock. Following the merger, LookSmart Group had a total of 5,768,851 shares of common stock issued and outstanding. The Company is in the process of applying to be traded in the OTC Markets or the Pinksheets.

In addition, in connection with the reverse merger with Pyxis, the Predecessor consummated a 1 to .1512 reverse split, thereby reducing the number of its shares outstanding from 5,768,851 to 872,036. Each post-split share of the Predecessor was cancelled and exchanged for the right to receive 1.0667 shares of Pyxis common stock. Following the reverse merger, Pyxis had a total of 18,244,671 shares (giving effect to rounding up on fractional shares) of common stock issued and outstanding.

3. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September 30, 2015, and December 31, 2014 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$148	$304
Cash equivalents
Money market mutual funds	2	1
Commercial paper	—	—
Total cash equivalents	2	1
Total cash and cash equivalents	150	305
Short-term investments:
Corporate bonds	—	—
Certificates of deposit	23	123
Commercial paper	34	—
Other commodities	6	6
Collateralized debt obligations	—	—
Total short-term investments	63	129
Long-term investments:
Certificates of deposit	—	—
Total long-term investments	—	—
Total cash, and cash equivalents, short-term and long-term investments	$213	$434

The contractual maturities of cash equivalents and short-term investments at September 30, 2015, and December 31, 2014, were less than one year. There were no long-term investments at September 30, 2015 and December 31, 2014.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three and nine months ended September 30, 2015 and 2014, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

3. Property and Equipment

Property and equipment consist of the following at September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation		Net Book Value
Computer equipment	$1,087	$(773)	$314	$1,108	$(602)	#	$506
Furniture and fixtures	22	(7)	15	22	(4)	#	18
Software	2,372	(1,579)	793	2,733	(1,137)	#	1,596
Building and Leasehold improvements	541	(77)	464	541	(36)	#	505
Land and Buildings	797	(31)	766	797	(19)	#	778
Total	$4,819	$(2,467)	$2,352	$5,201	$(1,798)		$3,403

Depreciation expense on property and equipment for the three and nine months ended September 30, 2015, including property and equipment under capital lease at September 30, 2015, was $0.3 million and $0.6 million respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and nine months ended September 30, 2014, including property and equipment under capital lease at June 30, 2014, was $0.4 million and $0.7 million respectively, and is recorded in operating expenses. Equipment under capital lease at September 30, 2015 totaled $0.1 million. Equipment under capital lease at June 30, 2014 totaled $0.2 million.

In November of 2013, LookSmart acquired an approximate 10,000 square foot data center facility in Phoenix, Arizona.  By the end of November 2013, LookSmart completed the process of consolidating its cloud services into this data center. As a result, the Company intends to expand its cloud based offerings to its customers.

4. Other Assets

The Company’s other assets are as follows at September 30, 2015, and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	418	—	418	62	—	62
Total	$418	$—	$418	$62	$—	$62

5. Accrued Liabilities

	September 30,	December 31,
	2015	2014
Accrued distribution and partner costs	$30	$89
Accrued compensation and related expenses	92	102
Accrued professional service fees	68	117
Other	146	3
Capital lease obligation (Note 7)	—	87
Total accrued liabilities	$336	$398

Accrued liabilities consisted of the following as of September 30, 2015, and December 31, 2014 (in thousands):

6. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

7. Capital Lease and Other Obligations

	September 30,	December 31,
	2015	2014
Capital lease obligations	$35	$87
Deferred rent	14	22
Notes Payable	950	—
Total capital lease and other obligations	999	109
Less: current portion of capital lease obligations	(35)	(87)
Capital lease and other obligations, net of current portion	$964	$22

Capital lease and other obligations consist of the following at September 30, 2015, and December 31, 2014 (in thousands):

Refer to Note 8 for future minimum payment details.

Capital Lease Obligations

The Company had an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 at December 31, 2014, related to security of the subleased corporate office lease which expired on December 30, 2014. This sublease was secured by a money market account held at CNB. In February 2015, the Company cancelled this letter of credit upon release by the Lessor.

Other Obligations

From December 2014 to March 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $0.6 million.  The Company incorrectly stated the amount of the funds advanced as $0.75 million in its Annual Report on Form 10-K for the year ended December 31, 2014, but does not consider such misstatement material. The Company’s Chief Executive Officer, Michael Onghai is the manager of Snowy August Management LLC.  The Company intends to repay in full such funds to Snowy August Management LLC.

From April 2015 to June 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $0.1 million.

On June 5, 2015, LookSmart Ltd. obtained a 12 month loan from Inca Capital in the amount of $0.6 million collateralized by our data center facility in Phoenix, Arizona. The interest-only loan carries an interest rate of 10.5%. The loan’s maturity date is May 30, 2016.

From July 2015 to September 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate of $0.25 million

8. Commitments and Contingencies

As of September 30, 2015, future minimum net payments under all operating leases are as follows (in thousands): XXX

	Capital Lease	Operating Leases	Total
Three months ending December 31, 2015	$35	$0	$35
Years ending December 31,
2016	—	—	—
2017	—	—	—
2018	—	—	—
Total minimum net payments	$35	$0	$35
Less: amount representing interest	—
Present value of net minimum payments	35
Less: current portion	(35)
Long-term portion of capital lease obligations	$0

Operating Leases

In August 2013, the Company leased office space of approximately 2,341 square feet for its corporate office in San Francisco, California under a five year lease that commenced in September 2014 and expires on August 31, 2018. On October 15, 2014, the Company terminated this lease, closed the office and was released from all obligations under this lease.

The Company leases office space in Los Angeles, California of approximately of 4,803 square feet. The lease expired in August 2015.

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2013.

Rent expense under all operating leases was $0.03 million and $0.1 million for the three and nine months ended September 30, 2015, respectively. Rent expense under all operating leases was $0.04 million and $.1 million for the three and nine months ended September 30, 2014, respectively.

Letters of Credit

The Company had an outstanding standby letter of credit issued by City National Bank (“CNB”) of approximately $0.1 at December 31, 2014, related to security of the subleased corporate office lease which expired on December 30, 2014. This sublease was secured by a money market account held at CNB. In February 2015, the Company cancelled this letter of credit upon release by the Lessor.

Guarantees and Indemnities

During its normal course of business, the Company has made certain guarantees, indemnities and commitments under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to the Company’s customers and distribution network partners in connection with the sales of its products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease.

Officer and Director Indemnification

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid, for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Legal Proceedings

On October 3, 2013, 4Media S.R.L., a Societa responsabilita (“WeBoost”) filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to “click fraud”.  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was subsequently paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

The Company is otherwise involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

9. Stockholders’ Equity

Share-Based Compensation

Stock Option Plans

In December 1997, the Company approved the 1998 Stock Option Plan (the “1998 Plan”). In June 2007, the stockholders approved the LookSmart 2007 Equity Incentive Plan (the “2007 Plan”). Under the 2007 Plan, the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights and stock rights to employees, directors and consultants. Share-based incentive awards are provided under the terms of these two plans (collectively, the “Plans”).

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of September 30, 2014. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of September 30, 2015 and December 31, 2014, respectively.

Share-based compensation expense recorded during three and nine months ended September 30, 2015, and September 30, 2014 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2015	2014	2015	2014
Sales and marketing	$—	$—	$—	$1
Product development and technical operations	—	—	—	1
General and administrative	—	1	—	3
Total share-based compensation expense	$—	$1	$—	$5

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2015 was zero. The total fair value of equity awards vested during the three months ended September 30, 2015 was zero. The total fair value of equity awards vested during the three and nine months ended September 30, 2014, was zero.

Option Awards

Stock option activity under the Plans during the three and nine months ended September 30, 2015 is as follows:

	Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

	(in thousands)		(in years)	(in thousands)
Options outstanding at December 31, 2014	25	$4.16	4.67	$—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	(20)	3.90
Options outstanding at June 30, 2015	5	$5.27	2.93	—
Granted	—	—
Exercised	—	—
Expired	—	—
Forfeited	—	—
Options outstanding at September 30, 2015	0	$—	—	$—
Vested and expected to vest at September 30, 2015	0	$—	—	$—
Exercisable at September 30, 2015	0	$—	—	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the market price of the Company’s stock on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option holders exercised their options at quarter-end. The intrinsic value amount changes with changes in the fair market value of the Company’s stock.

There are no stock options outstanding as of September 30, 2015.

Stock Awards

The Company did not issue restricted stock during the three and nine months ended September 30, 2015 and 2014.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is six months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. On February 15, 2013, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements. Share-based compensation expense for the ESPP was zero in the both three and nine months ended September 30, 2015 and zero in both the three months ended September 30, 2014. As of September 30, 2015, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan.

Share-Based Compensation Valuation Assumptions

We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publically traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity.

No options were granted in the first three or six months of 2015 or 2014, therefore no weighted average assumptions are included here.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three and nine months ended September 30, 2015 and 2014. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

In May 2012, the Company’s Board of Directors authorized the repurchase of up to $1 million of the Company’s common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

There were no shares repurchased during the three or nine months ended September 30, 2015. Approximately 98,000 shares were purchased at an average price of $1.78 per share under the program in the year ended December 31, 2014, and recorded as Treasury Stock at cost totaling approximately $174,440.

Additional Paid-in Capital

Paid-in Capital increased by $0.6 million. This increase is due to the $0.6 million the Predecessor received from privately-held Pyxis Tankers Inc. (“Pyxis”) associated with the announcement in April 2015 that LookSmart, Ltd. (the “Predecessor”) and privately-held Pyxis Tankers Inc. (“Pyxis”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), whereby Pyxis will become a publicly listed company as a result of the merger between LookSmart, Ltd. (“Predecessor”) and into Pyxis’ wholly-owned subsidiary, Maritime Technologies Corp., a Delaware corporation. On the effective date of the merger, in addition, LookSmart will spin off its existing business into a new entity called LookSmart Group, Inc. (“LookSmart” or “Company”).

10. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2015, and December 31, 2014 were as follows (in thousands): XXX

	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Total cash equivalents	1	1	—	—
Short-term investments:
Certificates of deposit	123	—	123	—
Other commodities	6	—	6	—
Total short-term investments	129	—	129	—
Total financial assets measured at fair value	$130	$1	$129	$—

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$—	$—
Total cash equivalents	1	1	—	—
Short-term investments:
Certificates of deposit	123	—	123	—
Other Commodities	6	—	6	—
Total short-term investments	129	—	129	—
Total financial assets measured at fair value	$130	$1	$129	$—

The Company held no Level 3 investments at September 30, 2015 and at December 31, 2014.

Investments

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in Level 1 of the hierarchy. The Company receives the quoted market prices from a third party, nationally recognized pricing service (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine a single estimate of fair value, which is mainly for its fixed maturity investments. The fair value estimates provided from this pricing service are included in the amount disclosed in Level 2 of the hierarchy. The Company bases all of its estimates of fair value for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2015 and December 31, 2014, the Company did not adjust prices received from the pricing service.

Trade accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets approximates fair value and is net of allowances for doubtful accounts and returns which estimate customer non-performance risk.

Trade accounts payable and accrued liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates their fair value, which is the likely amount that the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and the Notes to those statements, which appear elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believes,” “intends,” “expects,” “anticipates,” “plans,” “may,” “will” and similar expressions to identify forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this report. All forward-looking statements, including, but not limited to, projections, expectations or estimates concerning our business, including demand for our products and services, mix of revenue sources, ability to control and/or reduce operating expenses, anticipated gross margins and operating results, cost savings, product development efforts, general outlook of our business and industry, future profits or losses, competitive position, share-based compensation, adequate liquidity to fund our operations and meet our other cash requirements, are inherently uncertain as they are based on our expectations and assumptions concerning future events. These forward-looking statements are subject to numerous known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to, the possibility that we may fail to maintain or grow our listings advertiser base and/or distribution network, that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms, that we may be unable to grow our online search advertising revenue and/or find alternative sources of revenue, that we may be unable to attain or maintain customer acceptance of our publisher solutions products, that changes in the distribution network composition may lead to decreases in query volumes, that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics, that we may be unable to achieve or maintain profitability, that we may be unable to retain our existing credit facilities or obtain new credit facilities, that we may be unable to attract and retain key personnel, that we may have unexpected increases in costs and expenses, that we may be unable to remain listed on the NASDAQ Stock Market, or that one or more of the other risks described elsewhere in this report may occur.

All forward-looking statements in this report are made as of the date hereof, based on information available to us as of the date hereof, and except as required by applicable law; we assume no obligation to update any forward-looking statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014. As of September 30, 2015, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three and nine months ended September 30, 2015 and 2014

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$1,111	100.0%	$1,311	100.0%	$(200)	(15%)
Cost of revenue	490	44.1%	648	49.4%	(158)	(24%)
Gross profit	621	55.9%	663	50.6%	(42)	(6%)
Operating expenses:
Sales and marketing	262	23.6%	398	30.4%	(136)	(34%)
Product development and technical operations	598	53.8%	1,180	90.0%	(582)	(49%)
General and administrative	358	32.2%	472	36.0%	(114)	(24%)
Restructuring charge	19	1.8%	7	0.5%	12	171%
Total operating expenses	1,237	111.3%	2,057	156.9%	(820)	(40%)
Income loss from operations	(616)	(55.4%)	(1,394)	(106.3%)	778	(56%)
Non-operating income (expense), net	(17)	(1.5%)	92	7.0%	(109)	(118%)
Loss from operations before income taxes	(633)	(57.0%)	(1,302)	(99.3%)	669	(51%)
Income tax expense	—	—	—	—	—	—
Net loss	$(633)	(57.0%)	$(1,302)	(99.3%)	$669	(51%)

	Nine Months Ended September 30, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$3,115	100.0%	$3,779	100.0%	$(664)	(18%)
Cost of revenue	1,354	43.5%	2,038	53.9%	(684)	(34%)
Gross profit	1,761	56.5%	1,741	46.1%	20	1%
Operating expenses:
Sales and marketing	965	31.0%	1,243	32.9%	(278)	(22%)
Product development and technical operations	1,931	62.0%	3,597	95.2%	(1,666)	(46%)
General and administrative	1,165	37.4%	2,113	55.9%	(948)	(45%)
Restructuring charge	312	10.1%	23	0.7%	289	1257%
Total operating expenses	4,373	140.4%	6,976	184.6%	(2,603)	(37%)
Loss from operations	(2,612)	(83.9%)	(5,235)	(138.5%)	2,623	(50%)
Non-operating income (expense), net	(20)	(1.0%)	176	4.7%	(196)	(119%)
Loss from continuing operations before income taxes	(2,632)	(84.8%)	(5,059)	(133.9%)	2,427	(48%)
Income tax expense	—	—	—	0.0%	—
Net loss	$(2,632)	(84.8%)	$(5,059)	(133.8%)	$2,427	(48%)

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Ltd. (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and nine months ended September 30, 2015, and 2014, was as follows (in thousands):

	Three Months Ended September 30,

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,111	100%	$1,205	92%	$(94)	(8%)
Publisher Solutions	—	—	106	8%	(106)	(100%)
Total revenue	$1,111	100%	$1,311	100%	$(200)	(15%)

	Nine Months Ended September 30, 2015

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,114	100%	$3,456	91%	$(342)	(10%)
Publisher Solutions	1	0%	323	9%	(322)	(100%)
Total revenue	$3,115	100%	$3,779	100%	$(664)	(18%)

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and nine months ended September 30, 2015, as compared to the same period in 2014 is the result of a reduction in revenues from all categories: Intermediaries, Direct Advertisers and Self Service Advertisers.

In the first nine months of 2015, revenue from Intermediaries decreased compared to the first nine months of 2014. We experienced a continuing decrease in Advertising Network revenue in the first nine months of 2015 following a trend that began in late 2011.

In the first nine months of 2015, revenue from Direct Advertisers decreased compared to the first nine months of 2014.

In the first nine months of 2015, revenue from Self Service Advertisers decreased compared to the first nine months of 2014. The Company plans to invest in the Self Service Platform in the future.

Publisher Solutions

Publisher Solutions revenues decreased in the three and nine months ended September 30, 2015, compared to the same period in 2014 generally due to volume reductions by licensees.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent, power usage and credit card fees.

Cost of revenue for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$420	38%	$510	39%	$(90)	(18%)
Other costs	70	6%	138	9%	(67)	(49%)
Total cost of revenue	$490	44%	$648	49%	$(157)	(24%)

	Nine Months Ended September 30, 2015

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,211	39%	$1,481	39%	$(270)	(18%)
Other costs	143	5%	557	15%	(414)	(74%)
Total cost of revenue	$1,354	43%	$2,038	54%	$(684)	(34%)

TAC decreased $0.09 million and $0.27 million in the three and nine months ended September 30, 2015, when compared to the three and nine months ended September 30, 2014. Our Intermediary category of revenue generally has lower margins than Direct and Self-Service and our continued move away from Intermediaries’ business drove the margin increase.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2015 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

TAC as a percentage of Advertiser Network revenue stayed at 39% in the nine months ended September 30, 2015, as compared to 39% in the same period in 2014 as a result of overall revenue mix changes from 2014 to 2015.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015, as compared to the same period in 2014, decreased by $0.8 and $2.6 million. Contributing factors included decreases in sales and marketing costs, product and development costs, general and administrative costs.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three and nine months ended September 30, 2015, and 2014, and were as follows (in thousands):

	Three Months Ended September 30,
	2015	% of Revenue	2014		% of Revenue	Dollar Change	% Change
Sales and marketing	$262	24%	$398		30%	$(136)	(34%)
Product development and technical operations	598	54%	1,180		90%	(582)	(49%)
General and administrative	358	31%	472		36%	(114)	(24%)
Restructuring charge	19	2%	7	#	—	12	171%
Total operating expenses	$1,237	111%	$2,057		156%	$(820)	(40%)

	Nine Months Ended September 30, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Sales and marketing	$965	31%	$1,243	33%	$(278)	(22%)
Product development and technical operations	1,931	62%	3,597	95%	(1,666)	(46%)
General and administrative	1,165	37%	2,113	56%	(948)	(45%)
Restructuring charge	312	10%	23	1%	289	1257%
Total operating expenses	$4,373	140%	$6,976	185%	$(2,603)	(37%)

Sales and Marketing

Sales and marketing expenses in the current year include salaries, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition effort.

The decrease in sales and marketing expenses for the three and nine months ended September 30, 2015, reflects a reduction in our sales and marketing personnel. The Company is developing plans for sales and marketing and higher expenses in the future are expected in this functional area.

Product Development and Technical Operations

Product development and technical operations expense includes all costs related to the continued operations, development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Software licensing and computer equipment depreciation related to supporting product development and technical operations functions are also included in product development and technical operations expense.

Beginning in 2013, the company had made a concentrated effort to rebuild product and technical human resources by increasing the Company’s product and technical resources to a level that the Company feels appropriate for its current and expected businesses.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables.

Other Items

The tables below set forth other continuing operations data for the three and nine months ended September 30, 2015, and 2014 (in thousands):

	Three Months Ended September 30,

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$—	—	$7	1%	$(7)	(100%)
Interest expense	(17)	—	—	—	(17)	100%
Other income, net	—	0%	85	6%	(85)	(100%)
Total non-operating income (expense), net	$(17)	1%	$92	7%	$(109)	(118%)

Income tax expense	$—	—	$—	—	$—	—

	Nine Months Ended September 30, 2015

	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$—	(1%)	$81	2%	$(81)	(100%)
Interest expense	(18)	—	(7)	—	(11)	157%
Other income (expense), net	(2)	0%	102	—	(104)	(102%)
Total non-operating income (expense), net	$(20)	(1%)	$176	5%	$(196)	(111%)

Income tax expense	$—	—	$—	—	$—	—

Interest Income and Expense

Interest income decreased 100% in both the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. This decrease is due to the September 30, 2014 maturation of our high-yield investment in a fully collateralized fund.

Interest expense, primarily consisting of interest paid on capital leases, decreased during both the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014. This decrease was primarily due to the termination of lease obligations in the first quarter of 2015.

Liquidity and Capital Resources

Cash flows were as follows for the nine months ended September 30, 2015, and 2014 (in thousands):

	Nine Months Ended September 30, 2015
	2015	2014	Change
Net cash used in operating activities	$(2,027)	$(3,300)	$1,273
Net cash provided by investing activities	(290)	2,072	(2,362)
Net cash used in financing activities	2,136	(309)	2,445
Effect of exchange rate changes on cash and cash equivalents	26	(95)	121
Decrease in cash and cash equivalents	$(155)	$(1,632)	$1,477

Cash, cash equivalents and short-term investment balances were as follows as of September 30, 2015, and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014	Change
Cash and cash equivalents	$150	$305	$(155)
Short-term investments	63	129	(66)
Total	$213	$434	$(221)
% of total assets	5%	9%
Total assets	$4,163	$4,756

At September 30, 2015, we had approximately $0.2 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments decreased $0.2 million to $0.2 million at September 30, 2015, from $0.4 million at December 31, 2014, primarily due to financing efforts in the first nine months of 2015, offset by operating losses.

Our primary source of liquidity is our cash, cash equivalents, and short-term investments. Our current primary use of cash is to fund operating losses and investment in software development.  Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the nine months ended September 30, 2015, consisted of our net loss adjusted for certain non-cash items, including depreciation and amortization, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months ended September 30, 2015 was $2.0 million and consisted of a net loss of $2.6 million, adjustments for non-cash items of $0.6 million and cash used by working capital and other activities of zero. Adjustments for non-cash items primarily consisted of $0.8 million of depreciation and amortization expense on property and equipment and purchased software. In addition, changes in working capital activities primarily consisted of a $0.3 million net decrease in accounts payable and accrued liabilities, a decrease of $0.11 million in accounts receivable and a $0.22 million decrease in prepaid and other assets. The increase in accounts payable and accrued liabilities was primarily due to the increase in operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

Cash used in operating activities in the nine months ended September 30, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the nine months of 2014 was $3.3 million and consisted of a net loss of $5.1 million, adjustments for non-cash items of $1.1 million and cash used by working capital and other activities of $0.06 million. Adjustments for non-cash items primarily consisted of $1.0 million of depreciation and amortization expense on property and equipment, $0.08 amortization of deferred rent, $0.06 in amortization of deferred lease incentive, and $0.2 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.04 million net increase in accounts payable and accrued liabilities, an increase of $0.1 million in accounts receivable and a $0.5 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2015 of $0.3 million was attributed to $0.4 million purchase of intangible assets partially offset by $0.1 million in net proceeds from the sale of investments.

Cash provided by investing activities in the nine months of 2014 of $2.07 million was attributed to $3.2 million net proceeds from the sale of investments partially offset by a $1.0 million in purchases of property and equipment.

Financing Activities

Cash provided by financing activities in the first nine months of 2015 of $2,136 is primarily attributed to increases in long-term liabilities and notes payable, as well as proceeds from additional paid-in capital.

Cash used in financing activities in the first nine months of 2014 of $0.3 million is attributed to $0.1 million in scheduled capital lease payments and $0.2 million is the repurchase of the Company’s common stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2014, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three and nine months ended September 30, 2015.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Section 229.305(e) of Regulation S-K, as a smaller reporting company, we are not required to provide information regarding quantitative and qualitative disclosures about market risk.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on From 10-Q.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.          LEGAL PROCEEDINGS

On October 3, 2013, WeBoost  Media S.R.L., a Societa responsabilita (“WeBoost”) filed a complaint against LookSmart with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to “click fraud”.  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was paid by the Company on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

The Company is otherwise involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

ITEM 1A.          RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Please see the exhibit index following the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART GROUP, INC

Date: November 23, 2015	By:	/s/ Michael Onghai
Michael Onghai, Principal Executive Officer,
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibits

Number	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*)     Filed herewith

(**)  This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and it is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

