Form 10-K
period 2015-12-31
LookSmart Group, Inc.
filed 2016-04-14
CIK 1641129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-26357

LOOKSMART GROUP, INC.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing price of common stock on the last business day of the most recently completed second fiscal quarter, June 30, 2015, was approximately $3,496,010. Shares of voting stock held by each executive officer and director have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26,, 2016, 5,638,726 shares of the registrant’s common stock were outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING INFORMATION

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report is filed to confirm these statements to actual results, unless required by law.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report and, accordingly, we cannot guarantee their accuracy or completeness, though we do generally believe the data to be reliable. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the possibility that we may fail to preserve our expertise in search advertising network product development; that existing and potential distribution partners may opt to work with, or favor the products of, competitors if our competitors offer more favorable products or pricing terms; that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business; that we may be unable to maintain or grow sources of revenue; that changes in the distribution network composition may lead to decreases in query volumes; that we may be unable to maintain or improve our query volume, match rate, number of paid clicks, average revenue per click, conversion rate or other ad network metrics; that we may be unable to attain and maintain profitability; that we may be unable to attract and retain key personnel; that we may not be able to effectively manage, or to increase, our relationships with international customers; that we may have unexpected increases in costs and expenses; or that one or more of the other risks described below in the section entitled “Risk Factors” and elsewhere in this annual report may occur. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

PART I

ITEM 1.	BUSINESS

Overview

LookSmart Group, Inc. (“LookSmart” or the “Company”) was organized in 2015 and is incorporated in the State of Nevada. LookSmart Group was spun-off from its predecessor, LookSmart Limited (“Predecessor”), as a result of a reverse merger and spin-off transaction (the “Transaction”) with Pyxis Tankers(“Pyxis”).

The Predecessor completed the Transaction on October 28th 2015. For year to year comparisons, when we refer to the year 2014, we are referring to the Predecessor since the Company was organized in 2015.

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries. Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution. As a result of the Spin-off, each share of the Predecessor received one share of LookSmart Group common stock. Following the merger, LookSmart Group had a total of 5,768,851 shares of common stock issued and outstanding. The Company’s stock is traded in the OTCMarkets Pinksheets.

In addition, in connection with the reverse merger with Pyxis, the Predecessor consummated a 1 to .1512 reverse split, thereby reducing the number of its shares outstanding from 5,768,851 to 872,036. Each post-split share of the Predecessor was cancelled and exchanged for the right to receive 1.0667 shares of Pyxis common stock. Following the reverse merger, Pyxis had a total of 18,244,671 shares (giving effect to rounding up on fractional shares) of common stock issued and outstanding. (SeeMerger/Spin-off Reorganization Transaction below)

LookSmart is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. In addition, LookSmart formed a partnership with Conversion Media Holdings, LLC, which supports the Company’s other lines of business through the creation of content sites directed at ecommerce verticals. The Company operates its partnership and each line of business, while being related to the others in terms of shared resources, as separate business lines with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, this separation of business lines allows Looksmart to operate effectively as a holding company and as a capital allocator to each of the Company’s separate businesses with the goal of finding mispriced assets in the public and private markets and subsequently taking those assets to create scalable and sustainable businesses that may then be monetized for the ultimate benefit of Looksmart’s stockholders.

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

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports-including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

LookSmart's search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search capability through a monitored search advertising distribution network.  LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets those audiences via the Company’s exchange inventory. LookSmart offers its trading desk as a managed service.

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

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be branded and configured according to publishers’ needs. We offer publishers:

●	Command and control over revenue diversification and growth via the AdCenter for Publishers, a comprehensive private-labeled Application Service Provider (“ASP”) solution that provides publishers with the ability to own and grow their advertiser relationships, increase their distribution capacity, and diversify their revenue sources.

●	A customizable set of services and technology to integrate multiple sources of advertisers, including dominant third-party feeds, within a single auction-based platform for cost-per-click (“CPC”) text-based advertising.

●	Access to a “backfill” of advertisers so they can quickly ramp their online operations and not lose time or existing revenue sources while establishing their advertiser relationships. Connecting multiple installations of the AdCenter for Publishers together allows LookSmart to create an open marketplace environment that empowers publishers to share, leverage, and exchange their advertisers for expanded distribution.

Novatech.io

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

NovaTech's cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers a comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products, it simply help our users find any product available for sale on the Web. ShopWiki combines actively crawls the Internet and API feeds from merchants, to find and organize the widest selection of products from more than 250,000 online merchants.

Web Searches

The Company offers a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Conversion Media

In March 2014, the Company formed a joint venture, Conversion Media Holdings, LLC, a Delaware limited liability corporation, with VisionNexus, LLC, a California limited liability company. LookSmart owns 51% of the joint venture, with VisionNexus owning 49% of the venture. The Company entered into the joint venture in order to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations of the joint venture began in April of 2014 and currently are in a testing phase.

Competition

The online advertising industry is constantly evolving, changes rapidly and is highly competitive. One of the major factors contributing to this competitive environment is that providers of all online advertising formats compete for a share of the advertisers’ limited advertising budgets. The large search engines, such as Yahoo!, Google, and Bing often receive the biggest portion of the search marketing budget. In addition, social networks such as Facebook and LinkedIn are rapidly scaling their advertising capabilities. With greater capital and technical resources, and greater brand recognition, the larger brands are often first priority in the mind of the advertiser, agency or buyer.

We compete on two main fronts: 1) attracting and growing our base of advertising customers to purchase our online advertising products and to incorporate their key words into our search advertising network, and 2) attracting and maintaining distribution network partners to incorporate their search queries into our search advertising network. The basis on which we compete differs among the two fronts. In addition, while online advertising continues to grow year over year, customers’ online advertising budgets are in competition with advertising in other media such as television, radio and print.

Customers

For the year ended December 31, 2015, our largest customer accounted for 12% of our revenue. For the year ended December 31, 2014, our largest customer accounted for 12% of our revenue.

Intellectual Property

We rely on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include LookSmart ®, Clickable ® and Syncapse ®. We have an issued patent on our search engine technology and have patents on various aspects of our ad delivery and search technologies.

Government Regulations

We are subject to a number of domestic state and federal laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption.

In the U.S., state and federal laws relating to the liability of providers of online services for activities of their consumers, and the liability of providers of online advertiser’s ads and activities, are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched by consumers, the advertisements shown to consumers or the content generated by consumers. Likewise, other federal laws could have an impact on our business. For example, the Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our search advertising customers, including, for example, distribution of pharmaceuticals, adult content, online gambling, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our customers.

Research, Product Development and Technical Operations Expense

Research, product development and technical operations expense includes all costs related to the continued operation, development and enhancement of our Clickable and AdCenter platforms. Our product development and technical operations expense for Clickable, net of capitalized software development costs, was approximately $2.0 million during the year ended December 31, 2015 and approximately $2.0 million during the year ended December 31, 2014. Our product development and technical operations expense for Adcenter, net of capitalized software development costs, was approximately $0.5 million_ during the year ended December 31, 2015 and approximately $3.5 million during the year ended December 31, 2014.

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable. The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations. The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

The Company expects to continue to invest in internally developed software and other technology initiatives.

Employees

As of December 31, 2015, we had 10 total employees, and 10 full-time employees. We believe our employee relations to be good.

Available Information

Our website, www.looksmart.com, provides access, without charge, to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Materials filed by the Company with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before making an investment decision regarding our common stock. If any of the following events described as a company risk factor actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and our investors could lose all or part of their investment. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to our Business

Our financial results are highly concentrated in the online search advertising business; if we are unable to grow online search advertising revenues and find alternative sources of revenue, our financial results will suffer.

Search advertising accounted for substantially all of our revenues for the years ended December 31, 2015 and 2014. Our success depends upon search advertising customers choosing to use, and distribution network partners choosing to distribute, our search advertising networks products. Decisions by search advertising customers and distribution network partners not to adopt our products at projected rates, or changes in market conditions, may adversely affect the use or distribution of search advertisements. Because of our revenue concentration in the online search advertising business, such shortfalls or changes could have a negative impact on our financial results. Also, many of our products are offered to website publishers who use them to display or generate revenue from their online advertisements. If we are unable to generate significant revenue from our online advertising business or related business models under development, or if market conditions adversely affect the use or distribution of online advertisements generally, or for some of our larger customers specifically, our results of operations, financial condition and/or liquidity will suffer.

Our largest category of customers have historically been Intermediaries, the majority of whom purchase clicks to sell into the affiliate networks of large search engine providers. In 2014, we experienced a further decrease in revenues due to loss of Intermediary business.

We operate in a large online search advertising ecosystem serving ads that target user queries on partner sites. We operate in the middle of this ecosystem, acquiring search queries from a variety of sources and matching them with the keywords of our search advertising customers. Our largest category of customers has historically been Intermediaries, the majority of which purchase clicks to sell into the affiliate networks of large search engine providers. The Intermediary business model experienced a significant change in the fourth quarter of 2011.  Since then, we have seen our revenues from Intermediaries decreasing from prior levels, and have ceased business with a number of our Intermediary customers. We do not expect significant future revenue growth in this area. If we are unable to identify and exploit alternative sources of profitable revenue, our results of operations, financial condition and/or liquidity will suffer.

Our future success depends on sales to, and the management of, international customers.

A portion of our revenue is derived from sales to international customers who are headquartered internationally, however our business with them is primarily U.S. based and our transactions are primarily in U.S. dollars.

Managing our growing group of customers outside the U.S. presents various challenges, including, but not limited to:

●	economic and political conditions;

●	longer payment cycles;

●	differences in the enforcement of intellectual property and contract rights in varying jurisdictions;

●	our ability to develop relationships with local accounts;

●	compliance with United States and international laws and regulations;

●	fluctuations in foreign currency exchange rates; and

●	our ability to secure and retain qualified people for the operation of our business.

To date, foreign exchange exposure from sales has not been material to our operations. Our activities with customers outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States, which increases the risk of unauthorized use of our technologies. Our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional traffic suitable for our foreign accounts or if regulations governing our international businesses change.

We rely primarily on our distribution network partners to generate quality search queries and display advertisements that generate paid clicks; if we are unable to maintain or expand the scope and quality of this network, our ability to generate revenue may be seriously harmed.

The success of our online search advertisement products depends in large part on the size and quality of our distribution network of search queries. We may be unable to maintain or add partners of satisfactory quality in our distribution network at reasonable revenue-sharing rates, if at all. If we lose any significant portion of our distribution network, we would need to find alternative sources of quality click traffic to replace the lost paid clicks. In the past, we have lost portions of our distribution network and chose to remove those with poor quality. Although alternate sources of click traffic are currently available in the market, they may not be available at reasonable prices or may be of unacceptable quality. There is significant competition among advertising networks to sign agreements with traffic providers. We may be unable to negotiate and sign agreements with quality traffic providers on favorable terms, if at all. In order to attract higher quality traffic, we may have to pay high traffic acquisition costs which may adversely affect our gross margin and other financial results. If we are unable to attract higher quality traffic, or if we are otherwise unsuccessful in maintaining and expanding our distribution network, then our ability to generate revenue may be seriously harmed.

We generated net losses in 2015 and 2014, have had losses in the past, and may have further losses in the future. Failure to maintain operating profitability could harm our business and result in a decline in our stock price.

We had a net loss of $3.2 million in 2015 and $6.4 million in 2014. We may be unable to achieve profitability in the foreseeable future. Our ability to achieve and maintain profitability will depend on our ability to generate additional revenue and contain our expenses. In order to generate additional revenue, we will need to expand our network of distribution network partners, increase the amount our search advertising customers spend on our advertising network, expand our advertiser base, experience an increase in paid clicks across our network and publisher products and develop and implement successful new digital advertising revenue generating models. We may be unable to accomplish some or any of these goals because of the risks identified in this report or for unforeseen reasons. Also, we may be unable to contain our costs due to the need to make revenue sharing payments to our distribution network partners, to invest in product development and to market our products. Historically, our operating expenses have increased in proportion to our revenue. Operating expenses may increase in the foreseeable future to the extent that our revenue grows and as we increase headcount, particularly our sales and technology-related headcount, incur general and administrative expenses associated with being a public company and expand our facilities. Additionally, our acquisition-related costs may increase if we pursue additional acquisition opportunities. Although we expect to achieve operating efficiencies and greater leverage of resources as we grow, because of the foregoing factors, and others outlined in this report, we may be unable to achieve profitability in the future, which could result in a decline in our stock price.

If we experience decreases to our match rate and/or revenue-per-click, or we are unable to rebuild our match rate, and/or revenue-per-click, our financial results may suffer.

We have experienced, and may continue to experience in the future, decreases in our average revenue-per-click (“RPC”) and average match rate, which is the rate at which our paid listings are matched against search queries from distribution network partners. Future decreases in RPC or average match rate may occur for a variety of reasons, including a change in customer mix, the erosion of our advertiser base, a reduction in average advertiser spend, a reduction in the number of listings purchased by search advertising customers, a lower number of bids on keywords, changes in the composition of our distribution network or for other reasons. If our RPC or average match rate falls for any reason, or if we are unable to grow our RPC and average match rate, then we may be unable to achieve our financial projections and our stock price would likely suffer.

Our growth depends on our ability to retain and grow our search advertising customer base; if our search advertising customer base and average search advertising customer spend falls, our financial results will suffer.

Our growth depends on our ability to build a search advertising customer base that corresponds with the characteristics of our distribution network. Our distribution network, which currently consists of a diversified set of distribution sources, may change as new distribution sources are added and old distribution sources are removed. Search advertising customers may view these changes to the distribution network negatively, and existing or potential search advertising customers may elect to purchase fewer or no advertisements for display on our distribution network. If this occurs, it is likely that our average RPC and average match rate may decline and our stock price would likely suffer.

We have launched a solution that is dependent on our customers’ use of search advertising. Any decrease in the use of search advertising or our inability to further penetrate mobile, social and display advertising channels would harm our business, growth prospects, operating results and financial condition.

We expect that search advertising will become a channel increasingly used by our customers in the foreseeable future. Should our customers lose confidence in the value or effectiveness of search advertising, the demand for our solutions may decline, which would harm our growth prospects, operating results and financial condition.

If we cannot increase the capacity of our advertising technology platform to meet advertiser demand, our business will be harmed.

We must be able to continue to increase the capacity of our technology platforms in order to support substantial increases in the number of advertisers, to support an increasing variety of advertising formats and to maintain a stable service infrastructure and reliable service delivery for advertising campaigns. If we are unable to efficiently and effectively increase the scale of our advertising platforms to support and manage a substantial increase in the number of advertisers, while also maintaining a high level of performance, the quality of our services could decline and our reputation and business could be seriously harmed. In addition, if we are not able to support emerging advertising formats or services preferred by advertisers, we may be unable to obtain new advertising clients or may lose existing advertising customers, and in either case our revenue could decline.

The market for digital advertising is relatively new and dependent on growth in various digital advertising channels. If this market develops more slowly or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

The market for digital advertising products such as ours is relatively new and these products may not achieve or sustain high levels of demand and market acceptance. While search and display advertising has been used successfully for several years, marketing via new digital advertising channels such as social media is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as search and display advertising. Even if these channels become widely adopted, advertisers and agencies may not make significant investments in solutions such as ours that help them manage their digital advertising spend across publisher platforms and advertising channels. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of the digital advertising market or the entry of competitive products. Any expansion of the market for digital advertising management solutions depends on a number of factors, including the growth of the digital advertising market, the growth of social as an advertising channel and the cost, performance and perceived value associated with digital advertising management solutions. If our digital advertising products, including those in the social media space, do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending or otherwise, it could result in reduced usage, which could decrease revenues or otherwise adversely affect our business.

Our business depends on our ability to maintain the quality of our advertiser and developer content.

We must be able to ensure that our customers’ ads are not placed in publisher content that is unlawful or inappropriate. Likewise, publishers rely upon us not to distribute ads that are unlawful or inappropriate. If we are unable to ensure that the quality of our advertiser and publisher content does not decline as the number of advertisers and publishers we work with continues to grow, then our reputation and business may suffer.

If we are unable to attract new advertising customers and sell additional offerings to our existing customers, our revenue growth will be adversely affected.

To sustain or increase our revenue, we must add new advertisers and encourage existing advertisers (both of which are often represented by advertising agencies or other Intermediaries), to purchase additional offerings from us. As the digital advertising industry matures and as competitors introduce lower cost or differentiated products or services that compete with or are perceived to compete with ours, our ability to sell our solution to new and existing advertisers based on our offerings, pricing, technology platform and functionality could be impaired. Some advertisers that are repeat users of our solution tend to increase their spend over time. Conversely, some advertisers that are newer to our solution tend to spend less than, and may not return as frequently as, advertisers who have used our solution for longer periods of time. If we fail to retain or cultivate the spending of our newer, lower-spending advertisers, it will be difficult for us to sustain and grow our revenue from existing advertisers. Even with long-time advertisers, we may reach a point of saturation at which we cannot continue to grow our revenue from those advertisers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media, to particular campaigns, to a particular provider, or for other reasons not known to us. If we are unable to attract new advertisers or obtain new business from existing advertisers, our revenue growth and our business may be adversely affected.

If we do not introduce new and upgraded products and services and successfully adapt to our rapidly changing industry, our financial condition may suffer.

The online search advertising industry continues to evolve and we will need to continue developing new and upgraded products and services, and adapt to new business environments and competition in order to maintain and grow revenue and reach our profitability goals. New search advertising technologies could emerge that make our services comparatively less useful or new business methods could emerge that divert web traffic away from our advertising network. In addition, competition from other web businesses may prevent us from attracting substantial traffic to our services. We may inaccurately predict trends in the online search advertising market, which could lead us to make investments in technologies and products that do not generate sufficient returns. We may face platform and resource constraints that prevent us from developing upgraded products and services. We may fail to successfully identify new products or services, or fail to bring new products or services to market in a timely and efficient manner. Rapid industry change makes it difficult for us to accurately anticipate customer needs for our products, particularly over longer periods.

We may not be able to compete successfully against current and future competitors because competition in our industry is intense, and our competitors may offer solutions that are perceived by our customers to be more attractive than ours. These factors could result in declining revenue, or inability to grow our business.

Competition for our advertiser customers’ advertising budgets is intense. We also expect competition to increase as the barriers to enter our market are low. Increased competition may force us to charge less for our solution, or offer pricing models that are less attractive to us and decrease our margins. Our principal competitors include companies that offer demand side and data management platforms that allow advertisers to purchase inventory directly from advertising exchanges or other third parties and manage and analyze their own consumer data, traditional advertising networks and advertising agencies themselves. We compete with large companies that provide paid placement products, paid inclusion products, and other forms of search marketing as well as contextually-targeted advertising products and other types of online advertisements. We compete for search advertising customers on the basis of the quality and composition of our network, the price-per-click (“PPC”) charged to search advertising customers, the volume of clicks that we can deliver to search advertising customers, tracking and reporting of campaign results, customer service, and other factors. We also compete for distribution network partners and for ad placement on those partners’ sites on the basis of the relevance of our ads and the PPC charged to search advertising customers. We also experience competition in offering our publisher products to website publishers. Some of our competitors have larger distribution networks and proprietary traffic bases, longer operating histories, greater brand recognition, higher RPC, better relevance and conversion rates, or better products and services than we have.

We compete with companies, such as Google, which are significantly larger than us and have more capital to invest in their advertising businesses. We also compete with in-house solutions used by companies who choose to coordinate advertising across their own properties, such as Facebook, Twitter, Yahoo! and Pandora. They, or other companies that offer competing advertising solutions, may establish or strengthen cooperative relationships with their partners, brand advertisers, app developers or other parties, thereby limiting our ability to promote our services and generate revenue. Competitors could also seek to gain market share from us by reducing the prices they charge to advertisers or by introducing new technology tools for developers. Moreover, increased competition for online advertising space from developers could result in an increase in the portion of advertiser revenue that we must pay to developers to acquire that advertising space.

Our business will suffer to the extent that our Intermediary and advertiser customers purchase and sell advertising directly from each other or through other companies that are able to become Intermediaries. For example, we are aware of companies that have substantial existing platforms for developers who had previously not heavily used those platforms for advertising campaigns. These companies could compete with us to the extent they expand into advertising. Other companies, such as large app developers with a substantial advertising business, may decide to directly monetize some or all of their advertising space without utilizing our services. Other companies that offer analytics, mediation, exchange or other third party services may also become Intermediaries between advertisers and publishers and thereby compete with us. Any of these developments would make it more difficult for us to sell our services and could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share.

We have previously derived a portion of our revenues from display advertising. A decrease in the use of display advertising, or our inability to further penetrate display, search, and social advertising channels would harm our business, growth prospects, operating results and financial condition.

Historically, we have had customers use our solution for display advertising. We expect that display advertising will continue to be a significant channel used by our customers. Recently, the market for display advertising, excluding social, has been declining as overall display advertising growth has been driven by mobile, social and video advertising. Should our customers lose confidence in the value or effectiveness of display advertising, the demand for our display solution could decline. In addition, our failure to achieve market acceptance of our solution for social advertising would harm our growth prospects, financial condition and results of operations.

We do not have long-term commitments from our advertisers, and we may not be able to retain advertisers or attract new advertisers that provide us with revenue that is comparable to the revenue generated by any advertisers we may lose.

Most of our advertisers do business with us by placing insertion orders for particular advertising campaigns. If we perform well on a particular campaign, then the advertiser, or most often, the advertising agency representing the advertiser, may place new insertion orders with us for additional advertising campaigns. We rarely have any commitment from an advertiser beyond the campaign governed by a particular insertion order. As a result, our success is dependent upon our ability to outperform our competitors and win repeat business from existing advertisers, while continually expanding the number of advertisers for whom we provide services. In addition, it is relatively easy for advertisers and the advertising agencies that represent them to seek an alternative provider for their advertising campaigns because there are no significant switching costs. Agencies, with whom we do the majority of our business, often have relationships with many different providers, each of whom may be running portions of the same advertising campaign. Because we generally do not have long-term contracts, it may be difficult for us to accurately predict future revenue streams. We cannot provide assurance that our current advertisers will continue to use our solution, or that we will be able to replace departing advertisers with new advertisers that provide us with comparable revenue.

If we serve our advertisers’ advertisements on undesirable websites, our reputation will suffer, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.

Our business depends in part on providing advertisers with a service that they trust. We take action in an effort to prevent advertisements from appearing on undesirable websites. We may distribute advertising to inventory that is objectionable to advertisers, and we may lose the trust of our advertiser customers, which would harm our brand and reputation and negatively impact our business, financial condition and results of operations.

If our access to quality advertising inventory is diminished or if we fail to have access to new advertising inventory, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of attractive advertising inventory, meaning the digital space on which we place advertising impressions, including websites, proprietary social networks, such as Facebook, and mobile applications. Our success depends on our ability to secure quality inventory on reasonable terms across a broad range of advertising networks and exchanges, including real time advertising exchanges, such as Google’s DoubleClick Ad Exchange or AppNexus; suppliers of video and mobile inventory; and social media platforms, such as the Facebook Exchange, known as FBX.

The amount, quality and cost of inventory available to us can change at any time. Our suppliers are generally not bound by long-term contracts. As a result, we cannot provide any assurance that we will have access to a consistent supply of quality inventory. Moreover, the number of competing intermediaries that purchase advertising inventory from real-time advertising exchanges continues to increase, which could put upward pressure on inventory costs. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements at competitive rates or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we can access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by us and our suppliers to prevent fraud and conduct quality assurance checks.

Suppliers control the bidding process for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including restrictions that prohibit the placement of advertisements on behalf of certain advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that we select and may not be able to replace inventory that is no longer made available to us.

If we are unable to maintain a consistent supply of quality inventory for any reason, our business, advertiser retention and loyalty, financial condition and results of operations would be harmed.

If our access to quality inventory in social media is diminished or if we fail to acquire new advertising inventory in social media, our growth could be impeded and our revenue could decline.

If we are unable to compete favorably for advertising inventory on Facebook’s FBX, our social media offering may not be successful. Also, we cannot provide assurance that Facebook will continue to make its advertising inventory available to us upon reasonable terms or at all, and we may not be able to replace the FBX advertising inventory with inventory that meets our advertisers’ specific goals with respect to social media. In addition, advertisers may prefer to work with companies that provide advertising on social media platforms other than FBX or that have a longer history of integration with social media platforms. If we are unable to run advertising campaigns on the FBX platform, integrate with social media platforms that may become available in the future or find alternative sources of quality social media inventory, our business could be harmed.

If mobile connected devices, their operating systems or content distribution channels, including those controlled by our competitors, develop in ways that prevent our advertising campaigns from being delivered to their users, our ability to grow our business will be impaired.

Our success in the mobile channel depends upon the ability of our technology platform to integrate with mobile inventory suppliers and provide advertising for most mobile connected devices, as well as the major operating systems that run on them and the thousands of applications that are downloaded onto them. The design of mobile devices and operating systems is controlled by third parties with whom we do not have any formal relationships. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability to access specified content on mobile devices. If our solution were unable to work on these devices or operating systems, either because of technological constraints or because an operating system or app developer, device maker or carrier wished to impair our ability to purchase inventory and provide advertisements, our ability to generate revenue could be significantly harmed.

If we do not deliver quality traffic that delivers value for advertisers, then our advertisers and our advertising partners may pay us less for their listing or discontinue listing with us altogether.

For our services to be successful, we need to deliver consumers to advertisers’ websites that are valuable to such advertiser. If we do not meet advertisers’ expectations by delivering quality traffic, then our advertising partners may pay us less per click or cease doing business with us altogether, which may adversely affect our business and financial results. We compete with other web search services, online publishers and high-traffic websites, as well as traditional media such as television, radio and print, for a share of our advertisers’ total advertising expenditures. Many potential advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to search advertising. Acceptance of our advertising offerings among our advertisers and advertising partners will depend, to a large extent, on its perceived effectiveness and the continued growth of commercial usage of the Internet. If we experience downward pricing pressure for our services in the future, our financial results may suffer.

We depend on publishers for advertising space to deliver our advertiser customers’ advertising campaigns, and any decline in the supply of advertising inventory from these publishers could hurt our business.

We depend on publishers, both search and social media, to provide us with space (advertising inventory) into which to distribute advertisements. There is no contractually bound obligation to make advertising inventory available to us or our customers, or to provide us with a consistent supply of advertising inventory. Furthermore, there are tools that exist that parties could use which could result in pressure to increase the prices paid to publishers for that inventory or to otherwise block access to this inventory, without which we would be unable to facilitate the distribution of ads on behalf of our advertiser customers.

Publishers can change the amount of inventory they make available to us at any time. They may also change the price at which they offer inventory, or they may elect to make advertising space available to our competitors who offer ads to them on more favorable economic terms. In addition, publishers may place significant restrictions on use of their advertising inventory. These restrictions may prohibit ads from specific advertisers or specific industries, or they could restrict the use of specified creative content or format. Publishers may also use a fee-based or subscription-based business model to generate revenue from their content, in lieu of or to reduce their reliance on ads.

If publishers decide not to make advertising inventory available to us for any of these reasons, decide to increase the price of inventory, or place significant restrictions on our use of their advertising space, we may not be able to replace this with inventory from other publishers that satisfy our requirements in a timely and cost-effective manner. If this happens, our revenue could decline or our cost of acquiring inventory could increase.

We do not have long-term agreements with our advertiser customers, and we may be unable to retain key customers, attract new customers or replace departing customers with customers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current advertiser customer relationships and to develop new relationships. Our contracts with our advertiser customers generally do not include long-term obligations requiring them to purchase our services and are cancelable upon short or no notice and without penalty. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertiser customers will continue to use our services or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major advertising customer representing a significant portion of our business decides to materially reduce its use of our platform or to cease using our platform altogether, our revenue could be significantly reduced. Advertisers in general may shift their business to a competitor’s platform because of new or more compelling offerings, strategic relationships, technological developments, pricing and other financial considerations, or a variety of other reasons, which could cause an immediate and significant decline in our revenue and harm our business.

Our acquisition of businesses and technologies may be costly and time-consuming; acquisitions may also dilute our existing stockholders.

From time to time we evaluate strategic corporate development opportunities and when appropriate, may make acquisitions of or significant investments in complementary companies or technologies to increase our technological capabilities expand our service offerings, or extend the operating scale of our network businesses. The pursuit of acquisitions, whether or not completed, as well as the completion of any acquisitions and their integration may be expensive and may divert the attention of management from the day-to-day operations of the company. It may be difficult to retain key management and technical personnel of the acquired company during the transition period following an acquisition. Acquisitions or other strategic transactions may also result in dilution to our existing stockholders if we issue additional equity securities or increase our debt to pay for such acquisitions. We may also be required to amortize significant amounts of intangible assets, record impairment of goodwill in connection with future acquisitions, or divest non-performing assets at below-market prices, all of which would adversely affect our operating results. Integration of acquired companies and technologies into the company is likely to be expensive, time-consuming, and strain our managerial resources. We may not be successful in integrating any acquired businesses or technologies and these transactions may not achieve anticipated business benefits.

If we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain advertisers and advertising agencies and our revenue and results of operations may decline.

We compete for advertisers, which are often represented by advertising agencies, who want to purchase digital media for advertising campaigns. Our industry is subject to rapid changes in standards, technologies, products and service offerings, as well as in advertiser demands and expectations. We continuously need to make decisions regarding which offerings and technology to invest in to meet advertiser demand and evolving industry standards and regulatory requirements. We may make wrong decisions regarding these investments. For example, we expect advertisers to award us credit, or attribution, for impressions that generate specific consumer purchases or responses using certain criteria such as last ad clicked or viewed. Our technology considers these attribution models and if new attribution models are introduced by advertisers, we may need to make changes in our technology. If new or existing competitors offer more attractive offerings, we may lose advertisers or advertisers may decrease their spending on our solution. New advertiser demands, superior competitive offerings or new industry standards could render our existing solution unattractive, unmarketable or obsolete and require us to make substantial unanticipated changes to our technology platform or business model. Our failure to adapt to a rapidly changing market or to anticipate advertiser demand could harm our business and our financial performance.

Our acquisition of Syncapse and ShopWiki could have a negative impact on our business, or on our stock price.

On September 3, 2013, we purchased the assets of Syncapse, Inc. (“Syncapse”) and on December 17th, 2014, we acquired ShopWiki. This acquisition could disrupt our business in the following ways, any of which could negatively affect our stock price or could harm our financial condition, results of operations or business prospects:

●	our customers and other third party business partners may seek to terminate or renegotiate their relationships as a result of our acquisition of Syncapse, whether pursuant to the terms of their existing agreements or otherwise;

●	the attention of our management may be directed toward the integration of our businesses and related matters and may be diverted from our current business operations, including from other opportunities that might otherwise be beneficial to us; and

●	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

We may be unable to realize the benefits anticipated by the acquisition, including estimated cost savings and synergies, or it may take longer than we anticipate for us to achieve those benefits.

Our realization of the benefits anticipated as a result of the acquisition of the assets of Syncapse will depend in part on the integration and development of Syncapse’s assets with ours. However, there can be no assurance that we will be able to operate a business using the Syncapse’s assets profitably or integrate it successfully into our operations in a timely fashion, or at all. Following the acquisition, the size of the combined company’s business is significantly larger than our business was prior to the acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure you that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts. These effects, including, but not limited to, incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of the business created using Syncapse’s assets to perform as expected, could harm our results of operations.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread acceptance of our products and attracting new customers. We expect sales and marketing expenses to increase as a result of our marketing and brand promotion activities. We may not generate customer awareness or increase revenues enough to offset the increased expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial marketing and sales expenses, which are not offset by increased revenues, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is essential for broad customer adoption of our solution.

Failure to adequately manage our growth may seriously harm our business.

We have in the past experienced, and may again in the future experience, significant growth in our business. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth has placed, and is expected to continue to place, a significant strain on our managerial, administrative, operational and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space;

●	maintain close coordination among our engineering, operations, legal, finance, sales and marketing and client service and support organizations; and

●	manage our expanding international operations.

Moreover, as our sales increase, we may be required to concurrently deploy our services infrastructure at multiple additional locations or provide increased levels of customization. As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver our mobile advertising platform in a timely fashion, fulfill existing client commitments or attract and retain new clients.

Our success depends on our ability to attract and retain key personnel; if we were unable to attract and retain key personnel in the future, our business could be materially and adversely impacted.

Our success depends on our ability to identify, attract, retain and motivate highly skilled development, technical, sales, and management personnel. We have a limited number of key development, technical, sales and management personnel performing critical company functions, and the loss of the services of any of our key employees, particularly any of our executive team members or key technical personnel, could adversely affect our business. The combination of stock volatility of Company stock and the Company’s small market capitalization may not allow us to offer competitive equity based compensation to attract and retain key personnel.

If we do not attract additional sales and technology talent, we may not be able to sustain our growth or achieve our business objectives.

Our future success also depends on our ability to continue to attract, retain and motivate highly skilled managers and employees, particularly employees with technical skills that enable us to deliver effective mobile advertising solutions and sales, and client support representatives with experience in mobile and other digital advertising and strong relationships with brand advertisers and app developers. Competition for these employees in our industry is intense. As a result, we may be unable to attract or retain these management, technical, sales and client support personnel that are critical to our success, resulting in harm to our key client relationships, loss of key information, expertise or know-how and unanticipated recruitment and training costs. The loss of the services of our senior management or other key employees could make it more difficult to successfully operate our business and pursue our business goals.

We face capacity constraints on our software and infrastructure systems that may be costly and time-consuming to resolve.

We use proprietary and licensed software and databases to receive and analyze advertisements, campaigns and budgets, match search queries to advertising, analyze webpage information to match advertising to relevant content, integrate third-party ads, detect invalid clicks, serve ads in high volume, and track, analyze and report on advertising responses and campaigns. Any of these software systems may contain undetected errors, defects or bugs, or may fail to operate with other software applications. The following developments may strain our capacity and result in technical difficulties with our service or the websites of our distribution network partners:

●	customization of our matching algorithms and ad serving technologies,

●	substantial increases in the number of queries to our database,

●	substantial increases in the number of searches in our advertising databases, or

●	the addition of new products or new features or changes to our products.

If we experience difficulties with our software and infrastructure systems or if we fail to address these difficulties in a timely manner, we may lose the confidence of search advertisers and distribution network partners, our revenue may decline and our business could suffer. In addition, as we expand our service offerings and enter into new business areas, we may be required to significantly modify and expand our software and infrastructure systems. If we fail to accomplish these tasks in a timely manner, our business will likely suffer.

Our inability to use software licensed from third parties, or our use of open source software under license terms that interfere with our proprietary rights, could disrupt our business.

Our technology platform incorporates software licensed from third parties, including some software, known as open source software, which we use without charge. Although we monitor our use of open source software, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide our platform to our clients. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur. In the future, we could be required to seek licenses from third parties in order to continue offering our platform, which licenses may not be available on terms that are acceptable to us, or at all. Alternatively, we may need to re-engineer our platform or discontinue use of portions of the functionality provided by our platform. In addition, the terms of open source software licenses may require us to provide software that we develop using such software to others on unfavorable license terms. We may be required to release our proprietary source code, pay damages for breach of contract, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts. Our inability to use third party software could result in disruptions to our business, or delays in the development of future offerings or enhancements of existing offerings, which could impair our business.

If we fail to maintain adequate security and supporting infrastructure as we scale our systems, we may experience outages and disruptions of our services which could harm our brand and reputation and negatively impact our revenue and results of operations.

As we grow our business, we expect to continue to further invest in technology services, hardware and software, including data centers, network services, storage and database technologies. Creating the appropriate support for our technology platform, including Big Data and our computational infrastructure, is expensive and complex, and our execution could result in inefficiencies or operational failures and increased vulnerability to cyber-attacks, which, in turn, could diminish the quality of our services and our performance for advertisers. The steps we take to increase the reliability, integrity and security of our systems as they scale may be expensive and may not prevent system failures or unintended vulnerabilities resulting from the increasing number of persons with access to our systems, complex interactions within our technology platform and the increasing number of connections with third party partners and vendors’ technology. Operational errors or failures or successful cyber-attacks could result in damage to our reputation and loss of current and new advertisers and other business partners which could harm our business. In addition, we could be adversely impacted by outages and disruptions in the online platforms of our key business partners, such as the real-time advertising exchanges, who we rely upon for access to inventory.

Our Data Center facility in Phoenix, Arizona is vulnerable to damage or service interruption resulting from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. Moreover, while we have a disaster recovery plan in place, we do not maintain a “hot failover” instance of our software platform permitting us to immediately switch over in the event of damage or service interruption at our Data Center. The occurrence of a natural disaster or an act of terrorism, any outages or vandalism or other misconduct, or a decision to close the facility without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Any changes in service levels at the facility or any errors, defects, disruptions or other performance problems at or related to the facility that affect our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenues, subject us to potential liability, or result in reduced usage of our platform. In addition, some of our customer contracts require us to issue credits for downtime in excess of certain levels and in some instances give our customers the ability to terminate their subscriptions.

Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats. If our security measures are breached and an unauthorized party obtains access to our customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

In our operations, we store and transmit our proprietary information and information related to our customers. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information which has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, if we select a vendor that uses cyber or “cloud” storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

Errors or failures in our software and systems could adversely affect our operating results and growth prospects.

We depend upon the sustained and uninterrupted performance of our technology platform to operate over 1,000 campaigns at any given time; manage our inventory supply; bid on inventory for each campaign; serve or direct a third party to serve advertising; collect, process and interpret data to optimize campaign performance in real time; and provide billing information to our financial systems. If our technology platform cannot scale to meet demand, or if there are errors in our execution of any of these functions on our platform, then our business could be harmed. Because our software is complex, undetected errors and failures may occur, especially when new versions or updates are made. We do not have the capability to test new releases or updates to our code on a small subset of campaigns, which means that bugs or errors in code could impact all campaigns on our platform. Despite testing by us, errors or bugs in our software have in the past, and may in the future, not be found until the software is in our live operating environment. For example, we may experience failures in our bidding system to recognize or respond to budget restrictions for campaigns, resulting in overspending on media, and we may in the future have failures in our systems that cause us to buy more media than our advertisers are contractually obligated to pay for, which could be costly and harm our operating results. Errors or failures in our software could also result in negative publicity, damage to our brand and reputation, loss of or delay in market acceptance of our solution, increased costs or loss of revenue, loss of competitive position or claims by advertisers for losses sustained by them. In such an event, we may be required or choose to expend additional resources to help mitigate any problems resulting from errors in our software. We may make errors in the measurement of our campaigns causing discrepancies with our advertisers’ measurements leading to a lack in confidence with us or, on occasion, the need for advertiser “make-goods,” the standard credits given to advertisers for campaigns that have not been delivered properly. Alleviating problems resulting from errors in our software could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which would adversely impact our financial position, results of operations and growth prospects.

Software and components that we incorporate into our advertising platform may contain errors or defects, which could harm our reputation and hurt our business.

We use a combination of custom and third party software, including open source software, in building our advertising platforms. Although we test software before incorporating it into our platforms, we cannot guarantee that all of the third party technology that we incorporate will not contain errors, bugs or other defects. We continue to launch enhancements to our mobile advertising platform, and we cannot guarantee any such enhancements will be free from these kinds of defects. If errors or other defects occur in technology that we utilize in our mobile advertising platform, it could result in damage to our reputation and losses in revenue, and we could be required to spend significant amounts of additional resources to fix any problems.

The recent global financial crisis, uncertainty in global economic conditions and out history of losses may have significant negative effects on our access to credit and our ability to raise capital.

The recent global financial crisis which has included, among other things, significant reductions in and heightened credit quality standards for available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period, may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all. We may need to enter into additional credit facilities in the future to operate the business. Our history of operating losses may make it more difficult for us to obtain additional financing for our operations, investing activities, or financing activities. This difficulty or inability could materially limit our business operations and adversely affect our business performance.

If we do not comply with the financial covenants in our credit agreements, our financial condition could be adversely affected.

Our credit facilities contain provisions that could limit our ability to, among other things, incur, create or assume additional debt, sell or otherwise dispose of our or any of our subsidiaries’ assets, or consolidate or merge with or into, or acquire the obligations or stock of, or any other interest in, another person. In addition, our credit facilities contain financial covenants that require us to maintain specified levels of tangible net worth and liquid assets. Our ability to meet those financial covenants can be affected by events beyond our control, and we may be unable to satisfy these covenants. If we fail to comply with these covenants, we may be required to identify restricted cash equal to our outstanding capital lease balance, if any, plus our outstanding standby letter of credit (“SBLC”) or, in the event of default, we may be required to pay the lenders cash in an amount equal to the capital lease balance, if any is outstanding. Paying such cash balances could have a material adverse effect on the Company’s financial condition.

Risks Related to Operating in our Industry

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective advertisers. Economic downturns or instability in political or market conditions may cause current or new advertisers to reduce their advertising budgets. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. In particular, uncertainty regarding the budget crisis in the United States may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause advertisers to delay, decrease or cancel purchases of our solution, This could expose us to increased credit risk on advertiser orders, which, in turn, could negatively impact our business, financial condition and results of operations. In addition, concerns over the sovereign debt situation in certain countries in the EU as well as continued geopolitical turmoil in many parts of the world have, and may continue to, put pressure on global economic conditions, which could lead to reduced spending on advertising.

Cyclical and seasonal fluctuations in the economy, in internet usage and in traditional retail shopping may have an effect on our business.

Both cyclical and seasonal fluctuations in internet usage and traditional retail seasonality may affect our business. Internet usage generally slows during the summer months, and queries typically increase significantly in the fourth quarter of each year. These seasonal trends may cause fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Seasonal fluctuations in advertising activity could adversely affect our cash flows.

Our cash flows from operations could vary from quarter to quarter due to the seasonal nature of our advertisers’ spending. For example, many advertisers devote the largest portion of their budgets to the fourth quarter of the calendar year, to coincide with increased holiday purchasing. To date, these seasonal effects have been masked by our rapid revenue growth. However, if and to the extent that seasonal fluctuations become more pronounced, our operating cash flows could fluctuate materially from period to period as a result.

If we fail to prevent, detect and remove invalid search queries and clicks, we could lose the confidence of our search advertisers, thereby causing our business to suffer.

Invalid clicks are an ongoing problem for the Internet search advertising industry, and we are exposed to the risk of invalid clicks on customers’ text advertisements coming from within our distribution network. Invalid clicks occur when a person or robotic software causes a click on a paid listing to occur for some reason other than to view the underlying content. Invalid clicks are commonly referred to as “click fraud.” We continue to invest significant time and resources in preventing, detecting and eliminating invalid traffic from our distribution network. However, the perpetrators of click fraud have developed sophisticated methods to evade detection, and we are unlikely to be able to completely detect and remove all invalid traffic from our search network.

Currently and in the past we have been subject to advertiser complaints and litigation regarding invalid clicks, and we may be subject to search advertising customer complaints, claims, litigation or inquiries in the future. We have from time to time credited invoices or refunded revenue to our customers due to invalid traffic, and we expect to continue to do so in the future. If our systems to detect invalid traffic are insufficient, or if we find new evidence of past invalid clicks, we may have to issue credits or refunds retroactively to our search advertisers, and we may still have to pay revenue share to our distribution network partners. This could negatively affect our profitability and hurt our brand. If traffic consisting of invalid clicks is not detected and removed from our advertising network, the affected search advertising customers may experience a reduced return on their investment in our online advertising because the invalid clicks will not lead to conversions for the search advertising customers. This could lead the search advertisers to become dissatisfied with our products, which could lead to loss of search advertising customers and revenue and could materially and adversely affect our financial results.

We compete with many companies, some of whom are more established and better capitalized than us.

We compete with a variety of companies on a worldwide basis both through the Internet and in traditional markets. Many of these companies are larger and better capitalized than us. There are also few barriers to entry in our markets. Our competitors may develop services that are superior to, or have greater market acceptance than our services. For example, many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than us. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Our competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger client bases. In addition, current and potential competitors are making, and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services.

System failures could significantly disrupt our operations and cause us to lose advertiser customers or advertising inventory.

Our success depends on the continuing and uninterrupted performance of our own internal systems, which we utilize to distribute and place ads, monitor the performance of advertising campaigns and manage inventory of advertising space. Our revenue depends on the technological ability of our platforms to deliver ads and measure them on a per click basis. Sustained or repeated system failures that interrupt our ability to provide services to customers, including technological failures affecting our ability to deliver ads quickly and accurately and to process users’ responses to ads, could significantly reduce the attractiveness of our services to advertisers and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of our systems may be expensive and may not ultimately be successful in preventing system failures.

Any failure in the performance of our key production systems could materially and adversely affect our revenues.

Any system failure that interrupts our hosted products or services, whether caused by computer viruses, software failure, power interruptions, intruders, hackers, or other causes, could harm our financial results. For example, our system for tracking and invoicing clicks is dependent upon a proprietary software platform. If we lose key personnel or experience a failure of software, this system may fail. In such event, we may be unable to track paid clicks and invoice our customers, which would materially and adversely affect our financial results and business reputation. Moreover, our services are governed by Service Level Agreements that, if not met, require the payment of credits to our customers depending upon the level of service interruption.

The occurrence of a natural disaster or unanticipated problems at our principal headquarters or at a third-party data center could cause interruptions or delays in our business. A loss of data could render us unable to provide some services. Our California facilities exist on or near known earthquake fault zones and a significant earthquake could cause an interruption in our services. An interruption in our ability to serve advertisements, track paid clicks, bill and collect invoices, and provide customer support would materially and adversely affect our financial results.

Our business and operations depend on Internet service providers and third party technology providers, and any failure or system downtime experienced by these companies could materially and adversely affect our revenues.

Our distribution network partners and search advertising customers depend on Internet service providers, online service providers and other third parties for access to our services. These service providers have experienced significant outages in the past and could experience outages, delays and other operating difficulties in the future. The occurrence of any or all of these events could adversely affect our reputation, brand and business, which could have a material adverse effect on our financial results.

We have agreements with third-party click tracking and ad-serving technology providers. We do not presently maintain fully redundant click tracking, customer account, and web serving systems at separate locations. Accordingly, our operations depend on the ability of our Data Center to protect the systems in their data centers from system failures, earthquake, fire, power loss, water damage, telecommunications failure, hacking, vandalism, and similar events. We cannot guarantee that our Internet access will be uninterrupted, error-free or secure. Although we maintain property insurance and business interruption insurance, such insurance may not protect against some risks and we cannot guarantee that our insurance will be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure. Also, if our third-party click tracking or ad-serving technology providers experience service interruptions, errors or security breaches, our ability to track, realize, and record revenue would suffer.

We may face liability for claims related to our products and services, and these claims may be costly to resolve.

Internet users, search advertisers, other customers, and companies in the Internet, technology and media industries frequently enter into litigation based on allegations related to defamation, negligence, personal injury, breach of contract, unfair advertising, unfair competition, invasion of privacy, patent infringement or other claims. Lawsuits are filed against us from time to time. As we enter foreign markets, our potential liability could increase. In addition, we are obligated in some cases to indemnify our customers or distribution network partners in the event that they are subject to claims that our services infringe on the rights of others.

Litigating these claims could consume significant amounts of time and money, divert management’s attention and resources, cause delays in integrating acquired technology or releasing new products, or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Our insurance may not adequately cover claims of this type, if at all. If a court were to determine that some aspect of our services infringed upon or violated the rights of others, we could be prevented from offering some or all of our services, which would negatively impact our revenue and business. For any of the foregoing reasons, litigation involving our listings business and technology could have a material adverse effect on our business, operating results and financial condition.

Our failure to protect our intellectual property rights could diminish the value of our services, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes trade secrets, patents, copyrights, trademarks, domain names and patent applications, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties with whom we conduct business in order to limit access to, and disclosure and use of, our intellectual property and proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We seek patent protection for certain of our technologies and currently have 3 issued U.S. patents. We are also pursuing the registration of our domain names, trademarks and service marks in the United States and in certain locations outside the United States. Effective trade secret, copyright, trademark, domain name and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

We have licensed in the past, and expect to license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. These licensees may take unauthorized actions that diminish the value of our proprietary rights or harm our reputation.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. Further, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries, such as China and India, do not protect our proprietary rights to as great an extent as do the laws of European countries and the United States. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property rights. Our failure to meaningfully protect our intellectual property could result in competitors offering services that incorporate our most technologically advanced features, which could seriously reduce demand for our mobile advertising services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing upon our intellectual property rights.

We could be subject to infringement claims that may be costly to defend, result in the payment of settlements or damages or cause us to change the way we conduct our business.

Internet, technology and media companies, as well as patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing online advertising, search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, we may face claims of infringement of patents and other intellectual property rights held by others. Also, as we expand our business, acquire and maintain our customer base, and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a claim or determination that we infringe third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. The occurrence of any of these results could harm our brand and negatively impact our operating results. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain third-party intellectual property infringement claims or determinations, which could increase our costs in defending such claims and our damages.

Litigation, regulation, legislation or enforcement actions directed at or materially affecting us may adversely affect the commercial use of our products and services and our financial results.

New lawsuits, laws, regulations and enforcement actions applicable to the online industry may limit the delivery, appearance and content of our advertising or our publisher customers’ advertisers or otherwise adversely affect our business. If such laws are enacted, or if existing laws are interpreted to restrict the types and placements of advertisements we or our publishers’ customers can carry, it could have a material and adverse effect on our financial results. For example, in 2002, the Federal Trade Commission, in response to a petition from a private organization, reviewed the way in which search engines disclose paid placement or paid inclusion practices to Internet consumers and issued guidance on what disclosures are necessary to avoid misleading consumers about the possible effects of paid placement or paid inclusion listings on the search results. In 2003, the United States Department of Justice issued statements indicating its belief that displaying advertisements for online gambling might be construed as aiding and abetting an illegal activity under federal law. In 2004, the United States Congress considered new laws regarding the sale of pharmaceutical products over the Internet and the use of adware to distribute advertisements on the Internet. In 2007, the Federal Trade Commission proposed new regulations relating to online behavioral targeting. Moreover, as we enter into foreign markets, we may become subject to additional regulation and legislation. If any new law or government agency were to require changes in the labeling, delivery or content of our advertisements, or if we are subject to legal proceedings regarding these issues, it may reduce the desirability of our services or the types of advertisements that we can run, and our business could be materially and adversely harmed. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to online advertising laws, regulations and enforcement actions, which could increase our costs in defending such claims and our damages.

In addition, legislation or regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), present ongoing compliance risks, and a failure to comply with these new laws and regulations could materially harm our business. As we continue our Section 404 compliance efforts we may identify significant deficiencies, or material weaknesses, in the design and operation of our internal control over financial reporting. We may be unable to remediate any of these matters in a timely fashion, and/or our independent registered public accounting firm may not agree with our remediation efforts. Such failures could impact our ability to record, process, summarize and report financial information, and could impact market perception of the quality of our financial reporting, which could adversely affect our business and our stock price.

The Company is involved, from time to time, in various other legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Activities of our advertiser customers could damage our reputation or give rise to legal claims against us.

Our advertiser customers’ promotion of their products and services may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our customers to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertisers that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time-consuming to defend and could also hurt our reputation. Further, if we are exposed to legal liability as a result of the activities of our advertiser clients, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our services, we transmit and store information related to the ads we place. Federal, state and international laws and regulations can govern the collection, use, retention, sharing and security of data that we collect across our advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure, or perceived failure, by us to comply with U.S. federal, state, or international laws, including laws and regulations regulating privacy, data security, or consumer protection, could result in proceedings or actions against us by governmental entities or others. We are aware of several ongoing lawsuits filed against companies in our industry alleging various violations of privacy-related laws. Any such proceedings could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. For example, in early 2012, the State of California entered into an agreement with several major mobile app platforms under which the platforms have agreed to require mobile apps to meet specified standards to ensure consumer privacy. Subsequently, in January 2013, the State of California released a series of recommendations for privacy best practices for the mobile industry. In January 2014, a California law also became effective amending the required disclosures for online privacy policies. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business.

As we expand our operations globally, compliance with regulations that differ from country to country may also impose substantial burdens on our business. In particular, the European Union has traditionally taken a broader view as to what is considered personal information and has imposed greater obligations under data privacy regulations. In addition, individual EU member countries have had discretion with respect to their interpretation and implementation of the regulations, which has resulted in variation of privacy standards from country to country. In January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework, including changes in obligations of data controllers and processors, the rights of data subjects and data security and breach notification requirements. The EU proposals, if implemented, may result in a greater compliance burden if we deliver ads to mobile device users in Europe. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could compromise our ability to effectively pursue our growth strategy.

Privacy-related regulation of the Internet could limit the ways we currently collect and use personal information, which could decrease our advertising revenues or increase our costs.

Internet user privacy has become an issue both in the United States and abroad. The United States Congress and Federal Trade Commission are considering new legislation and regulations to regulate Internet privacy. The Federal Trade Commission and government agencies in some states and countries have investigated some Internet companies, and lawsuits have been filed against some Internet companies, regarding their handling or use of personal information. Any laws imposed to protect the privacy of Internet consumers may affect the way in which we collect and use personal information. We could incur additional expenses if new laws or court judgments, in the United States or abroad, regarding the use of personal information are introduced or if any agency chooses to investigate our privacy practices.

We, along with some of our distribution network partners or search advertising customers, retain information about our consumers. If others were able to penetrate the network security of these user databases and access or misappropriate this information, we and our distribution network partners or search advertising customers could be subject to liability. These claims may result in litigation, our involvement in which, regardless of the outcome, could require us to expend significant time and financial resources. In addition, many of our agreements with our customers, partners and affiliates require us to indemnify them for certain claims related to privacy laws, regulations and enforcement actions which could increase our costs in defending such claims and damages.

Legislation and regulation of online businesses, including privacy and data protection regimes, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which could have a material adverse effect on our business.

Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online, and could reduce the demand for our solution or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. While we have not collected data that is traditionally considered personal data, such as name, email address, address, phone numbers, social security numbers, credit card numbers, financial or health data, we may obtain information that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. Evolving and changing definitions of personal data, within the EU, the United States and elsewhere, could cause us in the future, to change our business practices, or limit or inhibit our ability to operate or expand our business. Data protection and privacy-related laws and regulations are evolving and could result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. While we take measures to protect the security of information that we collect, use and disclose in the operation of our business, and to offer certain privacy protections with respect to such information, such measures may not always be effective. In addition, while we take steps to avoid collecting personally identifiable information about consumers, we may inadvertently receive this information from advertisers or advertising agencies or through the process of delivering advertising. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

If the use of “third party cookies” is rejected by Internet users, restricted or otherwise subject to unfavorable regulation, our performance could decline and we could lose advertisers and revenue.

Advertisers and our partners use “cookies” (small text files) to gather important data in the delivery of advertisements. These cookies are placed through an Internet browser on an Internet user’s computer and correspond to a data set. These cookies are known as “third party” cookies because of a lack of a direct relationship with the Internet user. These cookies collect anonymous information, such as when an Internet user views an ad, clicks on an ad, or visits one of our advertiser customer’s websites. On mobile devices, there may also be location based information about the user’s device. These cookies are used to help achieve our advertiser customer’s campaign goals, to help ensure that the same Internet user does not unintentionally see the same advertisement too frequently, to report aggregate information to advertisers regarding the performance of their advertising campaigns and to detect and prevent fraudulent activity throughout our network of inventory. Data from cookies are also used to help decide whether to bid on, and how much to bid on, an opportunity to place an advertisement in a certain location, at a given time, in front of a particular Internet user. A lack of data associated with cookies may detract from the ability to make decisions about which inventory to purchase for an advertiser’s campaign, and undermine the effectiveness of our solution.

Cookies may easily be deleted or blocked by Internet users. All of the most commonly used Internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow Internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some Internet users also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more Internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari browser blocks cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by Internet users, we would be able to set fewer of our cookies in browsers, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier, or ID, to indicate Internet users in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability to find the same anonymous user across different web properties, and reduce the effectiveness of our solution.

In addition, in the European Union, or EU, Directive 2009/136/EC, commonly referred to as the “Cookie Directive,” directs EU member states to ensure that accessing information on an Internet user’s computer, such as through a cookie, is allowed only if the Internet user has given his or her consent. We may not be able to develop or implement additional tools that compensate for the lack of data associated with cookies. Moreover, even if we are able to do so, such additional tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Potential “Do Not Track” standards or government regulation could negatively impact our business by limiting access to the anonymous user data that informs the advertising campaigns we facilitate, and as a result could degrade our performance for our customers.

As the use of cookies has received ongoing media attention over the past three years, some government regulators and privacy advocates have suggested creating a “Do Not Track” standard that would allow Internet users to express a preference, independent of cookie settings in their web browser, not to have their website browsing recorded. All the major Internet browsers have implemented some version of a “Do Not Track” setting. Microsoft’s Internet Explorer 10 includes a “Do Not Track” setting that is selected “on” by default. However, there is no definition of “tracking,” no consensus regarding what message is conveyed by a “Do Not Track” setting and no industry standards regarding how to respond to a “Do Not Track” preference. It is possible that we could face competing policy standards, or standards that put our business model at a competitive disadvantage to other companies that collect data from Internet users, standards that reduce the effectiveness of our solution, or standards that require us to make costly changes to our solution. The Federal Trade Commission has stated that it will pursue a legislative solution if the industry cannot agree upon a standard. The “Do-Not-Track Online Act of 2013” was introduced in the United States Senate in February 2013. If a “Do Not Track” web browser setting is adopted by many Internet users, and the standard either imposed by state or federal legislation, or agreed upon by standard setting groups, requires us to recognize a “Do Not Track” signal and prohibits the use of non-personal data as currently done, then that could hinder growth of advertising and content production on the web generally, and limit the quality and amount of data we are able to store and use, which would cause us to change our business practices and adversely affect our business.

Our business involves the use, transmission and storage of confidential information, and the failure to properly safeguard such information could result in significant reputational harm and monetary damages.

We may at times collect, store and transmit information of, or on behalf of, our clients that may include certain types of confidential information that may be considered personal or sensitive, and that are subject to laws that apply to data breaches. We believe that we take reasonable steps to protect the security, integrity and confidentiality of the information we collect and store, but there is no guarantee that inadvertent or unauthorized disclosure will not occur or that third parties will not gain unauthorized access to this information despite our efforts to protect this information. If such unauthorized disclosure or access does occur, we may be required to notify persons whose information was disclosed or accessed. Most states have enacted data breach notification laws and, in addition to federal laws that apply to certain types of information, such as financial information, federal legislation has been proposed that would establish broader federal obligations with respect to data breaches. We may also be subject to claims of breach of contract for such disclosure, investigation and penalties by regulatory authorities and potential claims by persons whose information was disclosed. The unauthorized disclosure of information may result in the termination of one or more of our commercial relationships or a reduction in client confidence and usage of our services. We may also be subject to litigation alleging the improper use, transmission or storage of confidential information, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenue.

Online commerce security risks, including security breaches, identity theft, service disrupting attacks and viruses, could harm our reputation and the conduct of our business, which could have a material adverse effect on our financial results.

A fundamental requirement for online commerce and communications is the secure storage and transmission of confidential information over public networks. Although we have developed and use systems and processes that are designed to protect customer information and prevent fraudulent credit card transactions and other security breaches, our security measures may not prevent security breaches or identity theft that could harm our reputation and business. Currently, a significant number of our customers provide credit card and other financial information and authorize us to bill their credit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to provide the security and authentication to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data. An increasing number of websites have reported breaches of their security. Any compromise of our security could damage our reputation and expose us to a risk of litigation and possible liability. The coverage limits of our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Additionally, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have made all or portions of our websites unavailable for periods of time. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Disruptions in our services and damage caused by viruses and other attacks could cause a loss of user confidence in our systems and services, which could lead to reduced usage of our products and services and materially adversely affect our business and financial results.

Our data and information systems and network infrastructure may be subject to hacking or other cyber security threats. If our security measures are breached and an unauthorized party obtains access to our customer data or our proprietary business information, our information systems may be perceived as being unsecure, which could harm our business and reputation, and our proprietary business information could be misappropriated which could have an adverse effect on our business and results of operations.

In our operations, we store and transmit our proprietary information and information related to our customers. Our operations are dependent upon the connectivity and continuity of our facilities and operations. Despite our security measures, our information systems and network infrastructure may be vulnerable to cyber-attacks or could be breached due to an employee error or other disruption that could result in unauthorized disclosure of sensitive information which has the potential to significantly interfere with our business operations. Breaches of our security measures could expose us to a risk of loss or misuse of this information, litigation and potential liability. Since techniques used to obtain unauthorized access or to sabotage information systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures in advance of such an attack on our systems. In addition, if we select a vendor that uses cyber or “cloud” storage of information as part of their service or product offerings, despite our attempts to validate the security of such services, our proprietary information may be misappropriated by third parties. In the event of an actual or perceived breach of our security, or the security of one of our vendors, the market perception of the effectiveness of our security measures could be harmed and we could suffer damage to our reputation or our business, or lose existing customers and lose our ability to obtain new customers. Additionally, misappropriation of our proprietary business information could prove competitively harmful to our business.

New tax treatment of companies engaged in Internet commerce may adversely affect the commercial use of our search service and our financial results.

Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New or revised state tax regulations may subject us or our search advertising customers to additional state sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the Internet. New or revised taxes and, in particular, sales taxes, would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the Internet. Any of these events could have an adverse effect on our business and results of operations.

Risks Related to the Capital Market

Our quarterly revenues and operating results may fluctuate for many reasons, which may make our future results difficult to predict and could cause our operating results to fall below investors’ and analysts; expectations, negatively affecting our stock price.

Our revenues and operating results have fluctuated in the past, and will likely fluctuate significantly from quarter to quarter as a result of a variety of factors, many of which are beyond our control. Because our business is changing and evolving rapidly, our historical operating results may not be useful in predicting our future operating results. Factors that may cause fluctuations in our operating results include, without limitation:

●	changes in the composition and size of our Advertiser Network customer base;

●	changes in composition of our AdCenter customer base;

●	the seasonal nature of our customers’ spending on digital advertising campaigns;

●	the pricing of advertising inventory or of other third-party services;

●	changes in our distribution network, particularly the gain or loss of key distribution network partners, or changes in the implementation of search results on partner websites;

●	changes in the intermediary business model which affect the entire online search advertising ecosystem;

●	changes in the number of search advertising customers who do business with us, or the amount of spending per customer;

●	the introduction of new technologies, product or service offerings by our competitors;

●	changes in our customers’ advertising budget allocations, agency affiliations or marketing strategies;

●	the revenue-per-click we receive from search advertising customers, or other factors that affect the demand for, and prevailing prices of, Internet advertising and marketing services;

●	changes to our traffic acquisition costs related to our Advertiser Network, including changes to the economic prospects of our advertisers generally, which could alter current or prospective advertisers’ spending priorities and increase the time or costs required to complete sales with advertisers;

●	changes and uncertainty in the regulatory environment for us or our advertisers;

●	changes in the availability of advertising inventory through real-time advertising exchanges, or in the cost to reach end consumers through digital advertising;

●	changes in our capital expenditures as we acquire the hardware, equipment and other assets required to support our business;

●	costs related to the acquisition of people, business or technologies; and

●	systems downtime on our Advertiser Network, our website or the websites of our distribution network partners.

Due to the above factors, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely on past financial results as an indicator of our future performance. If our financial results in any future period fall below the expectations of securities analysts and investors, the market price of our securities would likely decline.

Our stock price is extremely volatile, and such volatility may hinder investors’ ability to resell their shares for a profit or avoid a loss.

The stock market has experienced significant price and volume fluctuations in recent years, and the stock prices of Internet companies have been extremely volatile. The low trading volume of our common stock may adversely affect its liquidity and reduce the number of market makers and/or large investors willing to trade in our common stock, making wider fluctuations in the quoted price of our common stock more likely to occur. You should evaluate our business in light of the risks, uncertainties, expenses, delays and difficulties associated with managing and growing a business in a relatively new industry, many of which are beyond our control.

Our stock price may fluctuate, and you may not be able to sell your shares for a profit, as a result of a number of factors, including, without limitation:

●	developments concerning proprietary rights, including patents, by us or a competitor;

●	announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

●	introductions of new services by us or our competitors;

●	enactment of new government regulations affecting our industry;

●	changes in the market valuations of Internet companies in general and comparable companies in particular;

●	quarterly fluctuations in our operating results;

●	the termination or expiration of our distribution agreements;

●	our potential failure to meet our forecasts or analyst expectations on a quarterly basis;

●	the relatively thinly traded volume of our publicly traded shares, which means that small changes in the volume of trades may have a disproportionate impact on our stock price;

●	the loss of key personnel, or our inability to recruit experienced personnel to fill key positions;

●	changes in ratings or financial estimates by analysts or the inclusion/removal of our stock from certain stock market indices used to drive investment choices;

●	announcements of new distribution network partnerships, technological innovations, acquisitions or products or services by us or our competitors;

●	the short selling of our stock;

●	the sales of substantial amounts of our common stock in the public market by our stockholders, or the perception that such sales could occur; or

●	conditions or trends in the Internet that suggest a decline in rates of growth of advertising-based Internet companies.

In the past, securities class action litigation has often been instituted after periods of volatility in the market price of a Company’s securities. A securities class action suit against us could result in substantial costs and the diversion of management’s attention and resources, regardless of the merits or outcome of the case.

We may need additional capital in the future to support our operations and, if such additional financing is not available to us, on reasonable terms or at all, our liquidity and results of operations will be materially and adversely impacted.

Although we believe that our working capital will provide adequate liquidity to fund our operations and meet our other cash requirements for the foreseeable future, unanticipated developments in the short term, such as the entry into agreements which require large cash payments or the acquisition of businesses with negative cash flows, may necessitate additional financing. We may seek to raise additional capital through public or private debt or equity financings in order to:

●	fund the additional operations and capital expenditures;

●	take advantage of favorable business opportunities, including geographic expansion or acquisitions of complementary businesses or technologies;

●	develop and upgrade our technology infrastructure beyond current plans;

●	develop new product and service offerings;

●	take advantage of favorable conditions in capital markets; or

●	respond to competitive pressures.

The capital markets, and in particular the public equity market for Internet companies, have historically been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure you that the additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future and our stock may not appreciate in value.

We have not declared or paid cash dividends on our common stock to date. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any existing or future debt agreements may preclude us from paying dividends. There is no guarantee that shares of our common stock will appreciate in value or that the price at which our stockholders have purchased their shares will be able to be maintained.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States.

As a public company listed in the United States we incur significant legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and stock exchanges, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below the expectations of investors and securities analysts, which could result in a decline in our stock price.

The preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances (as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. Our operating results could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. If, as a result, our operating results fall below the expectations of investors and securities analysts, our stock price could decline. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, allowance for doubtful accounts, accounting for internal use software and income taxes.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

As of December 31, 2015, our executive officers, directors and current beneficial owners of 5% or more of our common stock and their respective affiliates, in the aggregate, beneficially owned approximately 68% of our outstanding common stock. These persons, acting together, are able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders. This concentration of ownership may have the effect of deterring, delaying or preventing a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We depend on key persons and the loss of any key person could adversely affect our operations.

The future success of our business is dependent on our management team, including Michael Onghai, our Chief Executive Officer, and our professional team and employees. If one or more of our key personnel are unable or unwilling to continue in their present positions, we may not be able to easily replace them, and we may incur additional expenses to recruit and train new personnel. The loss of our key personnel could severely disrupt our business and its financial condition and results of operations could be materially and adversely affected. Furthermore, since our industry is characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to attract and retain key personnel in the future. We cannot assure investors that we will be able to attract or retain the key personnel needed to achieve our business objectives. In addition, we do not have in place “key person” life insurance policies on any of our employees. The loss of the services of key members of our professional team or employees could negatively affect our financial performance.

Provisions of Delaware corporate law and provisions of our charter and bylaws may discourage a takeover attempt.

Our charter and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our board of directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, our charter and bylaws provide for a classified board of directors. These provisions, along with Section 203 of the Delaware General Corporation Law, prohibiting certain business combinations with an interested stockholder, could discourage potential acquisition proposals and could delay or prevent a change of control.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations of the NASDAQ Stock Market. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting and perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. This requires that we incur substantial professional fees and internal costs related to our accounting and finance functions and that we expend significant management efforts.

We may in the future discover areas of our internal financial and accounting controls and procedures that need improvement. Our internal control over financial reporting will not prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are unable to maintain proper and effective internal controls in the future, we may not be able to produce timely and accurate financial statements, and we may conclude that our internal controls over financial reporting are not effective. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The company owns a building in Phoenix, Arizona to house its Data Center. The building was purchased in September 2013 by the Predecessor.

We believe our existing facilities are suitable for Company operations.

ITEM 3.	LEGAL PROCEEDINGS

On October 3, 2013, 4Media S.R.L., a Societa responsabilita (“WeBoost”) filed a complaint against the Predecessor with the Superior Court of California for the County of San Francisco. The matter was subsequently removed to the United States District Court, Northern District of California. WeBoost’s complaint asserted claims for breach of contract and extra-contractual tort and punitive damages related to “click fraud”.  The parties agreed to a $42,500 settlement at an April 21, 2015 mediation. This amount was subsequently paid by the Predecessor on April 24, 2015. WeBoost’s complaint and cross claim was dismissed with prejudice on May 4, 2015.

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not expect resolution of these matters to have a material adverse impact on our consolidated results of operations, cash flows or financial position. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect our future results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

LookSmart Group, Inc. common stock has been quoted on the OTCMarkets PinkSheets since March 14, 2016. The Company trades under the symbol “LKST” and did not trade in 2015. The following table sets forth the range of high and low sales prices of the common stock on the OTCMarkets Pinksheets for each period indicated:

	HIGH	LOW
2015
First quarter	NT	NT
Second quarter	NT	NT
Third quarter	NT	NT
Fourth quarter	NT	NT
2014
First quarter	NT	NT
Second quarter	NT	NT
Third quarter	NT	NT
Fourth quarter	NT	NT

LookSmart had approximately 669 holders of record of common stock as of March 23, 2016.

Dividends

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The Company had no sales of unregistered securities in 2015 and 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Equity Securities by the Company

(1) Number of shares purchased and average purchase price per share adjusted for 3:1 reverse split on November 7, 2013

In May 2012, the Predecessor Company's Board of Directors authorized the repurchase of up to $1 million of the Company's common shares. Under the program, the Company may purchase its common shares from time to time in the open market or in privately negotiated transactions.

No share was repurchased in the year ended December 31, 2015. Approximately 98,000 shares (adjusted for 3:1 reverse split on November 7, 2013) were purchased at approximately $1.78 per share under the program in the year ended December 31, 2015 and recorded as Treasury Stock at cost totaling approximately $249 thousand dollars.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Total at December 31, 2013			31,902	$925,239
First quarter 2014 (1)	1,195	$2.05	1,195	923,011
Second quarter 2014 (1)	43,288	$1.86	43,288	842,417
Third quarter 2014	53,740	$1.70	53,740	750,873
Total at December 31, 2014	98,223	$1.78	130,125	$750,873
First quarter 2015	-	$-	-	750,873
Second quarter 2015	-	$-	-	750,873
Third quarter 2015	-	$-	-	750,873
Fourth quarter 2015		$-	-	750,873
Total at December 31, 2015	98,223	$1.78	130,125	$750,873

(1)	Number of shares purchased and average purchase price per share adjusted for 3:1 reverse split on November 7, 2013

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting company; see Regulation S-K Section 229.301(c).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

LookSmart Group, Inc. (“LookSmart” or the “Company”) was organized in 2015 and is incorporated in the State of Nevada. LookSmart Group was spun-off from its predecessor, LookSmart Limited (“Predecessor”), as a result of a reverse merger and spin-off transaction (the “Transaction”) with Pyxis Tankers(“Pyxis”).

The Predecessor completed the Transaction on October 28th 2015. For year to year comparisons, when we refer to the year 2014, we are referring to the Predecessor since the Company was organized in 2015.

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries. Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution. As a result of the Spin-off, each share of the Predecessor received one share of LookSmart Group common stock. Following the merger, LookSmart Group had a total of 5,768,851 shares of common stock issued and outstanding. The Company’s stock is traded in the OTCMarkets Pinksheets.

In addition, in connection with the reverse merger with Pyxis, the Predecessor consummated a 1 to .1512 reverse split, thereby reducing the number of its shares outstanding from 5,768,851 to 872,036. Each post-split share of the Predecessor was cancelled and exchanged for the right to receive 1.0667 shares of Pyxis common stock. Following the reverse merger, Pyxis had a total of 18,244,671 shares (giving effect to rounding up on fractional shares) of common stock issued and outstanding. (SeeMerger/Spin-off Reorganization Transaction below)

LookSmart is a digital advertising solutions company that provides relevant solutions for search and display advertising customers, organized along five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches. In addition, LookSmart formed a partnership with Conversion Media Holdings, LLC, which supports the Company’s other lines of business through the creation of content sites directed at ecommerce verticals. The Company operates its partnership and each line of business, while being related to the others in terms of shared resources, as separate business lines with their own core management, profits and losses, and the ability to operate independently as separate businesses. As a result, this separation of business lines allows Looksmart to operate effectively as a holding company and as a capital allocator to each of the Company’s separate businesses with the goal of finding mispriced assets in the public and private markets and subsequently taking those assets to create scalable and sustainable businesses that may then be monetized for the ultimate benefit of Looksmart’s stockholders.

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

The advertisers that comprise the Company’s customer network include intermediaries, direct advertising customers and their agencies, as well as self-service customers in the United States and certain other countries. These AdCenter customers range from small and medium-sized businesses to large Fortune 50 companies. Self-service advertisers are customers that sign-up directly online with the Company and pay by credit card. Direct advertisers (and their agencies) include customers whose main objective is to obtain conversions or sales from clicks. Intermediary customers do not directly advertise on our platform but sell into the affiliate networks of the large search engine providers.

Through a web interface or our proprietary API, LookSmart’s AdCenter allows multiple search advertising customers to upload keywords, manage daily budgets, set rates and view reports-including spend data that is updated hourly. Search advertising customers can also access keyword suggestions, price and traffic estimates, online help and frequently asked questions (“FAQ”). The AdCenter API is also available for search advertising customers and related agencies that use third-party or in-house systems to analyze and manage their search campaigns.

LookSmart's search advertising network generates advertisements that target search intent queries on Looksmart.com and partner publisher sites.  The network offers search advertising customers targeted search capability through a monitored search advertising distribution network.  LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize Demand Side Platform (“DSP”) technology and licensed data from third party providers to purchase targeted advertising on a real-time bid basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences and targets those audiences via the Company’s exchange inventory. LookSmart offers its trading desk as a managed service.

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

LookSmart offers a suite of customizable search advertising management tools and solutions that help publishers grow their audience, control advertiser relationships, and enhance and optimize the monetization of their sites. Our Publisher Solutions can be branded and configured according to publishers’ needs. We offer publishers:

●	Command and control over revenue diversification and growth via the AdCenter for Publishers, a comprehensive private-labeled Application Service Provider (“ASP”) solution that provides publishers with the ability to own and grow their advertiser relationships, increase their distribution capacity, and diversify their revenue sources.

●	A customizable set of services and technology to integrate multiple sources of advertisers, including dominant third-party feeds, within a single auction-based platform for cost-per-click (“CPC”) text-based advertising.

●	Access to a “backfill” of advertisers so they can quickly ramp their online operations and not lose time or existing revenue sources while establishing their advertiser relationships. Connecting multiple installations of the AdCenter for Publishers together allows LookSmart to create an open marketplace environment that empowers publishers to share, leverage, and exchange their advertisers for expanded distribution.

Novatech.io

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  Looksmart has completed the process of consolidating its cloud services in the newly occupied and wholly owned secure Data Center.  As a result, the Company intends to expand its cloud-based offerings to its customers.

NovaTech's cloud based services include a private cloud ecosystem comprised of multi-vendor enterprise technologies and capabilities while serving as a production research and development environment to support the needs of companies who need to scale their information technology operations quickly and securely.

ShopWiki

ShopWiki is a consumer shopping search engine that offers a comprehensive results for both stores and products. ShopWiki uses crawling technology to find anything and everything on the internet.

It was founded by former DoubleClick Executives, along with a DoubleClick software developer. In January 2011, the Company was acquired by Oversee.net from whom Looksmart acquired the company.

ShopWiki does not sell any products, it simply help our users find any product available for sale on the Web. ShopWiki combines actively crawls the Internet and API feeds from merchants, to find and organize the widest selection of products from more than 250,000 online merchants.

Web Searches

The Company offers a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Conversion Media

In March 2014, the Company formed a joint venture, Conversion Media Holdings, LLC, a Delaware limited liability corporation, with VisionNexus, LLC, a California limited liability company. LookSmart owns 51% of the joint venture, with VisionNexus owning 49% of the venture. The Company entered into the joint venture in order to create content sites directed at ecommerce verticals like housewares, electronics and other consumer products.   The operations of the joint venture began in April of 2014 and currently are in a testing phase.

Critical Accounting Policies and Estimates

Our financial condition and results of operations are based upon certain critical accounting policies, which include estimates, assumptions, and judgments on the part of management. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, current economic conditions and information from third party professionals that is believed to be reasonable under the circumstance, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results may differ from those estimates.

The following discussion highlights those policies and the underlying estimates and assumptions, which we consider critical to an understanding of the financial information in this report.

Use of Estimates and Assumptions

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. We base our estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Investments

We invest our excess cash primarily in debt instruments of high-quality corporate and government issuers. All highly liquid instruments with maturities at the date of purchase greater than ninety days are considered investments. All instruments with maturities greater than one year from the balance sheet date are considered long-term investments unless management intends to liquidate such securities in the current operating cycle. Such securities are classified as short-term investments. These securities are classified as available-for-sale and carried at fair value.

Changes in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported as a component of accumulated other comprehensive loss in stockholders’ equity. We recognize realized gains and losses upon sale of investments using the specific identification method.

Fair Value of Financial Instruments

Our estimates of fair value for assets and liabilities is based on a framework that establishes a hierarchy of the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect our significant market assumptions. The three levels of the hierarchy are as follows:

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

Revenue Recognition

Our online search advertising revenue is composed of per-click fees that we charge customers and profit sharing arrangements we enter with Intermediaries. The per-click fee charged for keyword-targeted listings is calculated based on the results of online bidding for keywords or page content, up to a maximum cost per keyword or page content set by the customer. The Company has profit-sharing agreements with several customers that call for the sharing of profits and losses. Profit sharing arrangements are governed by contractual agreement. Revenue from these profit-sharing agreements is reported net of the customer’s share of profit.

Revenue also includes revenue share from licensing of private-labeled versions of our AdCenter Platform.

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called TAC and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

The Company evaluates individual arrangements with customers to make a determination under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45 Revenue Recognition . We test and record revenue accordingly.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed and adjusted on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than we anticipated or for customer-specific circumstances, such as bankruptcy.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2015 and 2014, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at December 31, 2015 and 2014. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

Credit Risk, Customer and Vendor Evaluation

Accounts receivable are typically unsecured and are derived from sales to customers. We perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. We apply judgment as to our ability to collect outstanding receivables based primarily on our evaluation of the customer’s financial condition and past collection history and record a specific allowance. In addition, we record an allowance based on the length of time the receivables are past due. Historically, such losses have been within our expectations.

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	Year Ended December 31,
	2015	2014
Company 1	13%	17%
Company 2	12%	9%
Company 3	11%	8%
Company 4	10%	7%
Company 5	**	**
Company 6	**	**
Company 7	**	**

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2015	2014
United States	94%	93%
Europe, Middle East and Africa	**	**

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31
	2015	2014
Advertiser Networks	100%	91%
Publisher Solutions	0%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for more than 10% of net revenue, all of which are Intermediaries:

	Year Ended December 31,
	2015	2014
Company 1	12%	12%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Year Ended December 31,
	2015	2014
Distribution Partner 1	15%	20%
Distribution Partner 2	10%	15%
Distribution Partner 3	10%	11%
Distribution Partner 4	**	**

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

Internal Use Software Development Costs

We capitalize external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. These costs are capitalized after certain milestones have been achieved and generally amortized over a three-year period once the project is placed in service.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the year ended December 31, 2015.

Restructuring Charges

In 2015, the Predecessor completed the transaction with Pyxis on October 28th 2015. Restructuring costs associated with the transaction totaled $0.43 million in the year ended Dec. 31, 2015.

In 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.04 in the year ended 2014 are being amortized over the remaining term of the underlying lease which ended in 2014.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.05 million in the year ended December 31, 2015, respectively. Advertising costs were insignificant in both the year ended December 31, 2014.

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

Comprehensive Loss

Other comprehensive loss as of December 31, 2015 and December 31, 2014, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both December 31, 2015 and 2014, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under five lines of business: (i) Clickable, (ii) LookSmart AdCenter, (iii) Novatech.io, (iv) ShopWiki and (v) web searches.

As of December 31, 2015 and December 31, 2014, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required todisclose applicable income taxes. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal year. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in the Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

For a further description of recent accounting pronouncements, please see Note 1 to our Consolidated Financial Statements below.

RESULTS OF OPERATIONS

Overview of 2015

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$4,548	100.0%	$4,702	100.0%	$(154)	(3)%
Cost of revenue	2,110	46.4%	2,441	51.9%	(331)	(14)%
Gross profit	2,438	53.6%	2,261	48.1%	177	8%
Operating expenses:
Sales and marketing	1,190	26.2%	1,690	35.9%	(500)	(30)%
Product development and technical operations	2,516	55.3%	4,561	97.0%	(2,045)	(45)%
General and administrative	1,492	32.8%	2,561	54.5%	(1,069)	(42)%
Restructuring charge	430	9.6%	30	0.7%	400	1333%
Total operating expenses	5,628	123.7%	8,842	188.0%	(3,214)	(36)%
Loss from operations	(3,190)	(70.1)%	(6,581)	(140.0)%	3,391	(52)%
Non-operating income (expense), net	29	0.6%	162	3.4%	(133)	(82)%
Loss from continuing operations before income taxes	(3,161)	(69.5)%	(6,419)	(136.5)%	3,258	(51)%
Income tax expense	-	-	-	0.0%	-	-
Net loss	$(3,161)	(69.5)%	$(6,419)	(136.4)%	$3,258	(51)%

Revenue

Total revenue and revenue from Advertiser Networks and Publisher Solutions for the years ended December 31, 2015 and 2014, were as follows (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Advertiser Networks	$4,547	100%	$4,279	91%	$268	6%
Publisher Solutions	1	0%	423	9%	(422)	(100)%
Total revenue	$4,548	100%	$4,702	100%	$(154)	(3)%

Advertiser Networks

In 2015, Advertiser Networks revenue increased compared to 2014. This is as a result of our increased sales and marketing efforts to Direct Advertisers and Intermediaries.

Publisher Solutions

In 2015, Publisher Solutions revenue declined as compared to the prior year. The Company does not intend to invest more in the Publisher Solutions segment.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage, commissions paid to advertising agencies and credit card fees.

Cost of revenue for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,876	41%	$1,819	39%	$57	3%
Other costs	234	5%	622	13%	(388)	(62)%
Total cost of revenue	$2,110	46%	$2,441	52%	$(331)	(14)%

TAC as a percent of revenue decreased in 2015, as compared to 2014. This is as a result of better mix of our distribution network.

Certain other costs, such as data center rent and power usage, are generally fixed costs.

Total cost of revenue decreased in 2015 as result of decreases of TAC.

Traffic acquisition costs as a percentage of Advertiser Network revenue decreased to 41% in 2015, as compared to 43% in 2014, as a result of overall revenue mix changes from 2015 to 2014.

Operating Expenses

Operating costs for the years ended December 31, 2015 and 2014 were as follows (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Sales and marketing	$1,190	26%	$1,690	36%	$(500)	(30)%
Product development and technical operations	2,516	55%	4,561	97%	(2,045)	(45)%
General and administrative	1,492	33%	2,561	54%	(1,069)	(42)%
Restructuring charge	430	9%	30	1%	400	1333%
Total operating expenses	$5,628	123%	$8,842	188%	$(3,214)	(36)%

Sales and Marketing

Sales and marketing expenses include salaries, commissions, share-based compensation and other costs of employment for our sales force, sales administration and customer service staff and marketing personnel, overhead, facilities and allocation of depreciation. Sales and marketing expenses also include the costs of advertising, trade shows, public relations activities and various other activities supporting our customer acquisition effort.

Product Development and Technical Operations

Product development and technical operations expense includes all costs related to the continued operations, development and enhancement of our core technology product, the AdCenter platform. The AdCenter is used to operate both our own Advertiser Network and other publishers’ client networks, and is licensed to publishers to operate their own network. These costs include salaries and associated costs of employment, including share-based compensation, overhead, and facilities. Software licensing and computer equipment depreciation related to supporting product development and technical operations functions are included in product development and technical operations expense.

General and Administrative

General and administrative expenses include personnel cost, legal, insurance, tax and accounting, consulting, professional services fees and the provision for, and reductions of, the allowance for doubtful trade receivables.

General and Administrative costs decreased $1 million in the year ended December 31, 2015, as compared to 2014, which is primarily attributed to extensive cost containment efforts in 2015.

Sales and marketing costs decreased $0.5 million in the year ended December 31, 2015, as compared to 2014, which is primarily attributed to extensive cost containment efforts in 2015.

Product development and technical operations costs decreased $2 million in the year ended December 31, 2015, as compared to 2014, which is primarily attributed to extensive cost containment efforts in 2015.

Share Based Compensation

Share-based compensation expense for the years ended December 31, 2015 and 2014 was allocated as follows (in thousands):

	Year Ended December 31
	2015	2014
Sales and marketing	$-	$1
Product development and technical operations	-	1
General and administrative	-	2
Total share-based compensation expense	$-	$4

Asset Impairment Charge

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition. At December 31, 2014, the Company determined that continuing losses associated with the use of long-lived assets and a projection of associated future cash flows required the adjustment of long-lived assets to fair market value at December 31, 2014. The lower projected operating results reflect changes in assumptions related to revenue growth rates, market trends, business mix, cost structure, and other expectations about the anticipated short-term and long-term operating results. Accordingly, long-lived assets including capitalized software, computer equipment, furniture and fixtures, software and leasehold improvements with a recorded net book value of $2.7 million were reduced to fair market value of $0.4 million at December 31, 2014.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable.  The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations.  The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

Restructuring Charges

 .

In 2015, the Predecessor completed the transaction with Pyxis on October 28th 2015. Restructuring costs associated with the transaction totaled $0.43 million in the year ended Dec. 31, 2015.

In 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.04 in the year ended 2014 are being amortized over the remaining term of the underlying lease which ended in 2014.

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$-	(1)%	$81	2%	$(81)	(100)%
Interest expense	(1)	-	(14)	-	13	(93)%
Other income (expense), net	30	1%	95	-	(65)	(68)%
Total non-operating income (expense), net	$29	0%	$162	3%	$(133)	(82)%

Income tax expense	$-	-	$-	-	$-	-

Interest Income and Expense

Interest income decreased in the year ended December 31, 2015 from the year ended December 31, 2014. This decrease was primarily due to the redemption of our investment in collateralized debt obligations in 2014.

Income Tax Expense

Due to our net operating losses, our income tax expense in the U.S. consists of minimum state taxes.

Liquidity and Capital Resources

Cash flows were as follows (in thousands):

	Year Ended December 31, 2015
	2015	2014	Change
Net cash used in operating activities	$(2,751)	$(4,059)	$1,308
Net cash provided by investing activities	(290)	2,100	(2,390)
Net cash used in financing activities	2,936	(348)	3,284
Effect of exchange rate changes on cash and cash equivalents	7	(177)	184
Decrease in cash and cash equivalents	$(98)	$(2,484)	$2,386

Cash, cash equivalents and short-term marketable investment balances were as follows as of December 31, 2015 and 2014 (in

	December 31,	December 31,
	2015	2014	Change
Cash and cash equivalents	$207	$305	$(98)
Short-term investments	36	129	(93)
Total	$243	$434	$(191)
% of total assets	5%	9%
Total assets	$4,539	$4,756

At December 31, 2015, we had $0.2 million in cash, cash equivalents and short- and long-term marketable investments. Cash equivalents, short- and long-term marketable investments are comprised primarily of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities and collateralized debt obligations. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. Note 2 to our Consolidated Financial Statements below, further describes the composition of our cash, cash equivalents and short- and long-term investments.

Cash, cash equivalents, short- and long-term investments decreased $0.2 million in 2015 primarily due to operating losses.

Our primary source of liquidity is our cash, cash equivalents, short-term investments, and cash flow from operations. We believe that our existing cash, cash equivalents, short-term investments and cash from operations will be sufficient to satisfy our current anticipated cash requirements through at least the next 12 months, if not longer. Our liquidity could be negatively affected by a decrease in demand for our services beyond the current quarter, and changes in customer buying behavior. Also, if the banking system or the financial markets continue to remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may seek to raise additional capital through public or private debt or equity financings in order to fund our operations and capital expenditures, take advantage of favorable business opportunities, develop and upgrade our technology infrastructure, develop new product and service offerings, take advantage of favorable conditions in capital markets or respond to competitive pressures. In addition, unanticipated developments in the short term requiring cash payments, including the acquisition of businesses with negative cash flows, may necessitate additional financing. We cannot be assured that additional financing will be available on terms favorable to us, or at all. If we issue additional equity or convertible debt securities, our existing stockholders may experience substantial dilution.

Operating Activities

Cash used in operating activities in the year ended December 31, 2015, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, share-based compensation expense, and deferred lease incentive, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2015 was $2.8 million and consisted of a net loss of $3.2 million, adjustments for non-cash items of $1 million, and cash used in working capital and other activities of $0.6 million. Adjustments for non-cash items primarily consisted of $1 million of depreciation and amortization expense on property and equipment. In addition, changes in working capital activities primarily consisted of $0.6 million decrease in accounts receivable offset by $0.6 million decrease in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily attributed to change in mix of revenue while the decrease in accounts payable and accrued liabilities is primarily attributed to a reduction in expenditures.

Cash used in operating activities in the year ended December 31, 2014, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, share-based compensation expense, and deferred lease incentive, as well as the effect of changes in working capital and other activities. Cash used in operations in the year ended December 31, 2014 was $4.1 million and consisted of a net loss of $6.4 million, adjustments for non-cash items of $1.5 million, and cash used in working capital and other activities of $0.8 million. Adjustments for non-cash items primarily consisted of $1.3 million of depreciation and amortization expense on property and equipment, $0.08 million in deferred lease incentive, $0.03 million of restructuring charge expense and $0.06 million of bad debt expense. In addition, changes in working capital activities primarily consisted of $0.3 million decrease in accounts receivable offset by $0.1 million increase in accounts payable and accrued liabilities. The decrease in accounts receivable is primarily attributed to reduced revenue while the increase in accounts payable and accrued liabilities is primarily attributed to decrease in cash flow.

Investing Activities

Cash used in investing activities during the year ended December 31, 2015 of $0.3 million was primarily attributed to the purchase of intangible assets.

Cash provided by investing activities during the year ended December 31, 2014 of $2.1 million was primarily attributed to $3.1 million net sale of investments. Capital expenditures for the year ended December 31, 2014 consisted of $1.0 million for property, software and equipment acquired during 2014.

Financing Activities

Cash provided by financing activities in the year ended December 31, 2015 of $3 million is primarily attributed to increases in log-term liabilities and notes payable, as well as proceeds from additional paid-in capital.

Cash used in financing activities in the year ended December 31, 2014 of $0.3 million is primarily attributed to $0.17 million in scheduled capital lease payments and $0.17 million in repurchases of treasury stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Operating Leases

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2014.

Purchase Obligations

The Company had no outstanding purchase obligations as of December 31, 2015. The Company had outstanding purchase obligations of an insignificant amount relating to an open purchase order for which the Company had not received the related services or goods.

Indemnification

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is or was serving, at our request, in such capacity, to the maximum extent permitted under the laws of the State of Delaware. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we maintain directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid for indemnification of directors and officers. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, we have not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Additionally, in the normal course of business, we have made certain guarantees, indemnities and commitments under which we may be required to make payments in relation to certain transactions. These indemnities include intellectual property and other indemnities to our customers and distribution network partners in connection with the sales of our products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. It is not possible to determine the maximum potential loss under these guarantees, indemnities and commitment due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LookSmart Group, Inc.

We have audited the accompanying consolidated balance sheets of LookSmart Group, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LookSmart Group, Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ AWC LLP

New York, New York

April 14, 2016

LOOKSMART GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$207	$305
Short-term investments	36	129
Total cash, cash equivalents and short-term investments	243	434
Trade accounts receivable, net	810	255
Prepaid expenses and other current assets	1,007	602
Total current assets	2,060	1,291
Long-term investments	-	-
Property and equipment, net	2,061	3,403
Other assets, net	418	62
Total assets	$4,539	$4,756

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Short-term Notes Payable	$600	$-
Trade accounts payable	$1,479	$901
Accrued liabilities	$371	398
Deferred revenue and customer deposits	767	1,018
Current portion of capital lease obligations	16	-
Total current liabilities	3,233	2,317
Long-term debt	1,764
Long-term portion of deferred rent	-	22
Total liabilities	4,998	2,339
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at Dec 31, 2015 and December 31 , 2014	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares par value 0.001 at December 31, 2015 and 5,769 par value 0.003 at December 31, 2014	6	17
Additional paid-in capital	263,119	262,508
Accumulated other comprehensive loss	(691)	(424)
Accumulated deficit	(262,643)	(259,435)
Treasury stock at cost: 130 shares at both December 31, 2015 and 2014	(249)	(249)
Total stockholders' equity	(458)	2,417
Total liabilities and stockholders' equity	$4,539	$4,756

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2015	2014
Revenue	$4,548	$4,702
Cost of revenue	2,110	2,441
Gross profit	2,438	2,261
Operating expenses:
Sales and marketing	1,190	1,690
Product development and technical operations	2,516	4,561
General and administrative	1,492	2,561
Restructuring charge	430	30
Total operating expenses	5,628	8,842
Loss from operations	(3,190)	(6,581)
Non-operating income (expense), net
Interest income	-	81
Interest expense	(34)	(14)
Other income (expense), net	16	95
Loss from operations before income taxes	(3,208)	(6,419)
Income tax expense	-	-
Net loss	$(3,208)	$(6,419)
Net loss per share - Basic and Diluted	$(0.58)	$(1.12)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,639	5,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31st,
	2015	2014
Net loss	$(3,208)	$(6,419)
Other comprehensive income (loss):
Foreign currency translation adjustments	(267)	(177)
Unrealized loss on investments	-	(93)
Change in accumulated other comprehensive loss	(267)	(270)
Comprehensive loss	$(3,475)	$(6,689)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other				Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholder’s
	Shares	Amount	Capital	Gain (Loss)	Deficit	Shares	Amount	Equity
Balance at December 31, 2013	5,769	$17	$262,502	$(154)	$(253,016)	(32)	$(74)	$9,275

Stock-based compensation	-	-	6	-	-	-	-	6
Treasury stock at cost	-	-	-	-	-	(98)	(175)	(175)
Changes in accumulated other comprehensive loss	-	-	-	(270)	-	-	-	(270)
Net loss	-	-	-	-	(6,419)	-	-	(6,419)
Balance at December 31, 2014	5,769	$17	$262,508	$(424)	$(259,435)	(130)	$(249)	$2,417
Restructure and re-domicile	-	(11)	11	-	-	-	-	-
Addition capital contribution	-	-	600	-	-	-	-	600
Changes in accumulated other comprehensive loss	-	-	-	(267)	-	-	-	(267)
Net loss	-	-	-	-	(3,208)	-	-	(3,208)
Balance at December 31, 2015	5,769	$6	$263,119	$(691)	$(262,643)	(130)	$(249)	$(458)

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended Dec 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,208)	$(6,419)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,095	1,316
Provision for doubtful accounts	-	55
Share-based compensation	-	6
Other non-cash charges	-	210
Deferred rent	(8)	(164)
Deferred lease incentive	-	77
Restructuring charge	(35)	30
Changes in operating assets and liabilities:
Trade accounts receivable	(555)	296
Prepaid expenses and other current assets	(340)	423
Other current assets	-
Trade accounts payable	578	132
Accrued liabilities	(27)	(37)
Deferred revenue and customer deposits	(251)	16
Net cash used in operating activities	(2,751)	(4,059)
Cash flows from investing activities:
Purchase of investments	-	(76)
Proceeds from sale of investments	66	3,202
Proceeds from sale of equipment	-	-
Payments for property and equipment	-	(1,026)
Purchase of intangible assets	(356)	-
Net cash provided by investing activities	(290)	2,100
Cash flows from financing activities:
Principal payments of capital lease obligations	-	(173)
Proceeds from short-term debt	572
Proceeds from additional paid-in capital	600
Proceeds from long-term debt	1,764	-
Payments for repurchase of common stock	-	(175)
Net cash used in financing activities	2,936	(348)
Effect of exchange rate changes on cash and cash equivalents	7	(177)
Decrease in cash and cash equivalents	(98)	(2,484)
Cash and cash equivalents, beginning of period	305	2,789
Cash and cash equivalents, end of period	$207	$305
Supplemental disclosure of cash flow information:
Interest paid	$1	$14
Income taxes paid	$-	$-
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$164
Change in unrealized gain (loss) on investments	$-	$(93)

The accompanying notes are an integral part of these Consolidated Financial Statements.

LOOKSMART GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Business

LookSmart Group, Inc. (“LookSmart” or the “Company”) is a digital advertising solutions company that provides relevant solutions for search and display advertising customers. LookSmart was organized in 1996 and is incorporated in the State of Delaware.

LookSmart operates in a large online advertising ecosystem serving ads that target user queries on partner sites.

LookSmart offers search advertising customers targeted search via a monitored search advertising distribution network using the Company’s “AdCenter” platform technology. The Company’s search advertising network includes publishers and search advertising customers, including intermediaries and direct advertising customers and their agencies as well as self-service customers in the United States and certain other countries.

LookSmart also offers advertisers the ability to buy graphical display advertising. LookSmart’s trading desk personnel utilize DSP technology and licensed data from third party providers to buy targeted advertising on a real-time bidded basis. By leveraging our extensive historical search marketing network data along with performance data from a conversion pixel, LookSmart constructs models of the highest performing audiences, and targets them via exchange inventory. LookSmart offers its trading desk as a managed service.

In addition, Looksmart, under its “Clickable” and “Syncapse” brands, allows customers to manage paid, owned and earned media by providing a suite of solutions for social media marketers that include publishing, monitoring, data storage, compliance, management, ad placement and analytics.

Further, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Lastly, in the fourth quarter of 2013 the Company began to make available a LookSmart-branded search engine.  For parties submitting search queries, the Company offers free-of-charge search results ranked and presented based on proprietary algorithms.   While early in its evolution, part of the Company's current search engine monetization strategy is to generate sponsored search results as a part of overall search results and provide links to paying advertisers’ websites.

Our largest category of customers is Intermediaries, the majority of which sell into the affiliate networks of the large search engine providers. Another category of customers is Direct Advertisers and their agencies whose objective is to obtain conversions or sales from the clicks, while others want unique page views. The last category of customers is Self-Service advertisers that sign-up online and pay by credit card.

In 2013, the Company made the decision to decrease the amount of revenue that it received from Intermediaries compared to 2012. Current Management believes that this decision is in the best interests of the Company on a go-forward basis. Decreasing Intermediary revenue represented a continued trend from 2012 and was the primary driver of the Company's overall 2013 revenue decreases. The Company believes its revenue trends are tied to market-wide changes in the search ecosystem that have had a severe impact on Intermediary business models and consequently the business Intermediaries conduct with us. In both 2013 and 2012, we ceased business with a number of Intermediaries. Intermediaries continue as our largest category of customer.

In September 2013, LookSmart purchased the Syncapse Technology Assets for $3 million from MNP Ltd., a Receiver appointed by Ontario Superior Court of Justice under the Appointment Order. Upon the completion of this transaction, the Company acquired a social media platform that allows enterprise customers the ability to publish, monitor and analyze their social media presence on paid, owned and earned media. The Company has begun to work with large international brands to assist them in creating, maintaining and analyzing their social media presence online. As a result of the Syncapse asset purchase, the Company is expanding its offerings to our current customer base. Our expanded offering allows LookSmart’s traditional customers the ability to manage ad spend in both search and social platforms. The Company intends to partner with social media companies such as Facebook, Twitter, Pinterest and YouTube, as well as others, to offer customers the ability to maximize their ad spend in all relevant ad categories.

In November of 2013, LookSmart acquired an approximate 10,000 square foot Data Center facility in Phoenix, Arizona.  This facility will allow the Company to consolidate its data needs in a company-owned Data Center, as well as expand its cloud based offerings to our customers.  Looksmart is in the process of consolidating its cloud services in its newly occupied wholly owned secure Data Center.

In addition, LookSmart offers publishers licensed private-label search advertiser network solutions based on its AdCenter platform technology (“Publisher Solutions”). Publisher Solutions consist of hosted auction-based ad serving with an ad backfill capability that allows publishers and portals to manage their advertiser relationships, distribution channels and accounts.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its Subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue, expenses, and contingent assets and liabilities during the reporting period. The Company bases its estimates on various factors and information which may include, but are not limited to, history and prior experience, experience of other enterprises in the same industry, new related events, and current economic conditions and information from third party professionals that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Changes in the value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. Except for declines in fair value that are not considered temporary, net unrealized gains or losses on these investments are reported in the Consolidated Statements of Comprehensive Loss. The Company recognizes realized gains and losses upon sale of investments using the specific identification method.

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

Revenues associated with online advertising products, including Advertiser Networks, are generally recognized once collectability is established, delivery of services has occurred, all performance obligations have been satisfied, and no refund obligations exist. We pay distribution network partners based on clicks on the advertiser’s ad that are displayed on the websites of these distribution network partners. These payments are called TAC and are included in cost of revenue. The revenue derived from these arrangements that involve traffic supplied by distribution network partners is reported gross of the payment to the distribution network partners. This revenue is reported gross due to the fact that we are the primary obligor to the advertisers who are the customers of the advertising service.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The allowance included in trade receivables, net is insignificant at both December 31, 2015 and 2014, respectively.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $ .84 million for each of the years ended December 31, 2015 and 2014. Bad debt expense included in general and administrative expense is insignificant and $0 and $ .12 million for the years ended December 31, 2015 and 2014, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and accounts receivable. As of December 31, 2015 and 2014, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company also invests in fully collateralized funds with maturities of less than two years. These amounts exceed federally insured limits at December 31, 2015 and 2014. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Year Ended December 31,
	2015	2014
Company 1	13%	17%
Company 2	12%	9%
Company 3	11%	8%
Company 4	10%	7%
Company 5	**	**
Company 6	**	**
Company 7	**	**

 ** Less than 10%

	Year Ended December 31,
	2015	2014
United States	94%	93%
Europe, Middle East and Africa	**	**

 ** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Year Ended December 31
	2015	2014
Advertiser Networks	100%	91%
Publisher Solutions	0%	9%

The following table reflects the percentage of revenue attributed to customers who accounted for 10% or more of net revenue, all of which are Intermediaries:

	Year Ended December 31,
	2015	2014
Company 1	12%	12%
Company 2		11%
Company 3		**

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of the total TAC:

	Year Ended December 31,
	2015	2014
Distribution Partner 1	15%	20%
Distribution Partner 2	10%	15%
Distribution Partner 3	10%	11%
Distribution Partner 4	**	**

 ** Less than 10%

Property and Equipment

Property and equipment are stated at cost, except when an impairment analysis requires use of fair value, and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

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

In the fourth quarter of 2013, the Company acquired a 10,000 square foot Data Center facility in Phoenix, Arizona. This facility will allow the Company to consolidate its data needs in a company-owned Data Center, as well as expand its cloud-based offerings to our customers.

Internal Use Software Development Costs

The Company capitalizes external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software. These costs are capitalized after certain milestones have been achieved and generally amortized over a three year period once the project is placed in service.

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software, although no such costs were capitalized in 2013.

Restructuring Charges

In 2015, the Predecessor completed the transaction with Pyxis on October 28th 2015. Restructuring costs associated with the transaction totaled $0.43 million in the year ended Dec. 31, 2015.

In 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.04 in the year ended 2014 are being amortized over the remaining term of the underlying lease which ended in 2014.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held or used in operations, including property and equipment and internally developed software, for impairment in accordance with ASC 360-10 “Impairment and Disposal of Long-Lived Assets”

The Company reviews assets for evidence of impairment annually at year end and whenever events or changes in circumstances indicate the carrying values may not be recoverable. The impairment review requires the Company to make significant estimates about its future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations and changes in competition.

The fair value of the long-lived assets was derived based on Level 3 inputs, which are based on significant inputs that are not observable.  The fair value of the capitalized software long-lived assets was determined using an income approach, based on expected future cash flows and market considerations.  The fair value of the computer equipment, furniture and fixtures, software and leasehold improvements long-lived assets was determined using a market approach, based on comparable fair values of similar assets.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Share-based compensation expense recognized for the years ended December 31, 2015 and 2014 was $0.04 million and $0.2 million, respectively, which was related to stock grants, options and employee stock purchases.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant in both years ended December 31, 2015 and 2014.

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

Comprehensive Loss

Other comprehensive loss as of December 31, 2015 and 2014 consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at December 31, 2015 and 2014, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of December 31, 2015 and 2014, all of the Company’s accounts receivable, intangible assets, and deferred revenue are related to the online advertising segment. All long-lived assets are located in the United States and Canada.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required todisclose applicable income taxes. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

The FASB has issued ASU No. 2015-03 about Simplifying the Presentation of Debt Issuance Costs. The objective is to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal year. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in the Update is permitted for financial statements that have not been previously issued.

The FASB has issued ASU No. 2015-05 about Intangibles-Goodwill and Other-Internal-Use Software. The objective is to provide a guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendment will not change GAAP for a customer’s accounting for service contracts. In addition, the guidance in this Update supersedes paragraph 350-40-25-16. Consequently, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendment will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities.

The FASB has issued ASU No. 2015-06 about Topic 260, Earnings Per Share, which contains guidance that addresses master limited partnerships that originated from Emerging Issues Task Force (EITF) Issue No. 07-4. This amendment in this Update specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

The FASB has issued ASU No. 2015-07 about Topic 820, Fair Value Measurement, which permits a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this Update apply to reporting entities that elect to measure the fair value of an investment within the related scope by using the net asset value per share (or its equivalent) practical expedient.

The FASB has issued No. 2015-10 “Technical Corrections and Improvements”, which aims to address feedback received from stakeholders on the Codification and make improvements to GAAP. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments will make the Codification easier to understand and apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted.

The FASB has issued No. 2015-11“Topic 330, Inventory”, which aims to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory within the scope of this Update. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-14“Topic 606, Revenue from Contracts with Customers”, which aims to respond to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and to consider feedback received through extensive outreach with preparers, practitioners, and users of financial statements. The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

The FASB has issued No. 2015-15“Subtopic 835-30, Interest - Imputation of Interest”: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This amendment adds SEC paragraphs pursuant to the SEC Staff Announcement on June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.

The FASB has issued No. 2015-16“Topic 805, Business Combinations”: Simplifying the Accounting for Measurement-Period Adjustments, which aims to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.

The FASB has issued No. 2015-17“Topic 740, Income Taxes”: Balance Sheet Classification of Deferred Taxes, which aims to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. The amendments in this update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

2.	Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of December 31, 2015 and 2014 (in thousands):

	Amortized Cost and Estimated Fair Value
	December 31,	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$207	$304
Cash equivalents
Money market mutual funds	-	1
Commercial paper	-	-
Total cash equivalents	-	1
Total cash and cash equivalents	207	305
Short-term investments:
Corporate bonds	-	-
Certificates of deposit	-	123
Commercial paper	29	-
Other commodities	7	6
Collateralized debt obligations	-	-
Total short-term investments	36	129
Long-term investments:
Certificates of deposit	-	-
Total long-term investments	-	-
Total cash, and cash equivalents, short-term and long-term investments	$243	$434

Realized gains and realized losses were not significant for either of the years ended December 31, 2015 or 2014. As of December 31, 2015, there were no significant unrealized losses on investments. The cost of all securities sold is based on the specific identification method.

The contractual maturities of cash equivalents and short-term investments at December 31, 2015 and 2014 were less than one year. There were no long-term investments at December 31, 2015.

The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the years ended December 31, 2015 and 2014, the Company did not recognize any impairment charges on outstanding investments. As of December 31, 2015, the Company does not consider any of its investments to be other-than-temporarily impaired.

3.	Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation		Net Book Value
Computer equipment	$1,082	$(829)	$253	$1,108	$(602)	$246	$506
Furniture and fixtures	22	(7)	15	22	(4)	20	18
Software	2,294	(1,714)	580	2,733	(1,137)	2,716	1,596
Building and Leasehold improvements	541	(90)	451	541	(36)	55	505
Land and Buildings	797	(35)	762	797	(19)	794	778
Total	$4,736	$(2,675)	$2,061	$5,201	$(1,798)		$3,403

Depreciation expense on property and equipment for the years ended December 31, 2015 and 2014, including cost of property and equipment under capital lease, was $0.9 million and $1.4 million, respectively, and is recorded in operating expenses.

4.	Capitalized Software and Other Assets

The Company’s capitalized software and other assets are as follows at December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	418	-	418	62	-	62
Total	$418	$-	$418	$62	$-	$62

Capitalized software consists of external direct costs of materials and services consumed in developing and obtaining internal-use computer software and the payroll and payroll-related costs for employees who are directly associated with and who devote time to developing the internal-use computer software and is amortized over three years. Amortization expense was zero for both years ended December 31, 2015 and 2014.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Accrued distribution and partner costs	$5	$89
Accrued compensation and related expenses	91	102
Accrued professional service fees	68	117
Other	207	3
Capital lease obligation (Note 7)	-	87
Total accrued liabilities	$371	$398

6.	Restructuring Charges

In 2015, the Predecessor completed the transaction with Pyxis on October 28th 2015. Restructuring costs associated with the transaction totaled $0.43 million in the year ended Dec. 31, 2015.

In 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. Restructuring costs associated with the sub-lease of the San Francisco office, totaling $0.04 in the year ended 2014 are being amortized over the remaining term of the underlying lease which ended in 2014.

7.	Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Capital lease obligations	$16	$87
Deferred rent	14	22
Notes Payable	1,750	-
Total capital lease and other obligations	1,780	109
Less: current portion of capital lease obligations	(16)	(87)
Capital lease and other obligations, net of current portion	$1,764	$22

Refer to Note 9 for future minimum payment details.

Capital Lease Obligations

City National Bank

We have an outstanding standby letter of credit (“SBLC”) issued by City National Bank (“CNB”) of approximately $0.2 million at December 31, 2014, related to security of the subleased corporate office lease and secured by a money market account held at CNB.

For further discussion see Note 9, Commitments and Contingencies.

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

From July 2015 to September 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate of $0.25 million

From September 2015 to December 2015, Snowy August Management LLC advanced certain funds to the Company in the aggregate of $0.95 million

8.	Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), the Company accounts for uncertainty in tax positions and recognizes in its financial statements the largest amount of a tax position that is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.

The Company files income tax returns in the U.S. federal jurisdiction, Canada and various state jurisdictions. The Company remains subject to U.S. federal tax examinations for years 2012-present and Canadian examinations for 2012 to present. The tax years that remain subject to examination in state jurisdictions include 2012-present. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded at December 31, 2015.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company did not have any accrued interest or penalties associated with unrecognized tax benefits, nor were any interest expenses or penalties recognized during the years ended December 31, 2015 and 2014.

The Company was in a net taxable loss position in 2015 and 2014. The income tax provision for all years includes minimum state tax and revisions of prior years’ estimated taxes.

Total income tax expense of $7 thousand and $6 thousand for the years ended December 31, 2015 and 2014, respectively, were allocated to income from continuing operations and is classified as a current provision.

The primary components of the net deferred tax asset are as follows at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred tax asset:
Net operating loss carry forwards	$75,349	$71,387
Depreciation and amortization	705	1,387
Accruals and reserves	537	621
Tax credits	535	535
Share-based compensation	3941	3,939
Total deferred tax assets	81,067	77,869
Less: valuation allowance	-81,067	-77,869
Total	$-	$-

According to U.S. Code Chapter 26, Section 382, the Company may carryover the NOL from Looksmart Corp. to Looksmart Group, Inc. if the successor company is continuing the business enterprise of the predecessor company for two years. As of December 31, 2015, the Company had Net Operating Loss (“NOL”) carryforwards of approximately $75.4 million for federal purposes. The Company also has Alternative Minimum Tax (“AMT”) credit carryforwards of $110 thousand for federal purposes. The NOL carryforwards will expire at various dates beginning in 2015 through 2032 if not utilized. The AMT tax credit carryforwards may be carried forward indefinitely. Both federal and state NOL carryforwards will be significantly limited. The Company is currently assessing the amount of the limitation. A valuation allowance fully offsets the deferred tax asset associated with these NOL carryforwards.

A valuation allowance existed as of December 31, 2015 and 2014, due to the uncertainty of net operating loss utilization based on the Company’s history of losses. The valuation allowance increased by $1.5 million and $2.7 million for the years ended December 31, 2015 and 2014, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate for the years ended December 31, 2015 and 2014 is reconciled below:

9.	Commitments and Contingencies

As of December 31, 2015, future minimum payments under all operating leases, net of related subleases, are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Years ending December 31,
2016	$16	$-	$-
2017	-	-	-
2018	-	-	-
2019	-	-	-
Total minimum net payments	$16	$-	$-
Less: amount representing interest	-
Present value of net minimum payments	16
Less: current portion	-
Long-term portion of capital lease obligations	$16

Operating Leases

The Company no longer has any operating lease. ..

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

Officer and Director Indemnification

Further, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving, at the Company’s request, in such capacity, to the maximum extent permitted under the laws of the State of Nevada. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers insurance coverage that may contribute, up to certain limits, a portion of any future amounts paid, for indemnification of directors and officers. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal. Historically, the Company has not incurred any losses or recorded any liabilities related to performance under these types of indemnities.

Legal Proceedings

The Company is involved, from time to time, in various legal proceedings arising from the normal course of business activities. Although the results of litigation and claims cannot be predicted with certainty, the Company does not expect resolution of these matters to have a material adverse impact on its consolidated results of operations, cash flows or financial position unless stated otherwise. However, an unfavorable resolution of a matter could, depending on its amount and timing, materially affect its results of operations, cash flows or financial position in a future period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

10.	Stockholders’ Equity

Stock Awards

The Company did not issue restricted stock during the years ended December 31, 2015 and 2014.

Repurchase of Equity Securities by the Company

No shares were repurchased in 2015.

11.	Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2015 and 2014 were as follows (in thousands):

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	-	-	-	-
Other Commodities	6	-	6	-
Total short-term investments	6	-	6	-
Total financial assets measured at fair value	$7	$1	$6	$-

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other Commodities	6	-	6	-
Total short-term investments	129	-	129	-
Total financial assets measured at fair value	$130	$1	$129	$-

The Company held no Level 3 investments at December 31, 2015 and at December 31, 2014.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At December 31, 2015 and 2014, the Company did not adjust prices received from the pricing service.

12.	Employee Benefit Plan

The Company has a 401(k) retirement plan covering all eligible employees. Employees may contribute amounts ranging from 1% to 50% of annual salary, up to the maximum limits established by the Internal Revenue Service. The Company matches these contributions in cash up to 5% of annual salary up to a total match of $3 thousand per year per employee. Employees vest 100% immediately in their own contributions and 50% per year in Company matching contributions. Any employer contributions that are not vested are forfeited if an employee leaves the Company, but are reinstated if the employee returns to service within five years.

13.	Related Party Transactions

The Company paid Michael Onghai $0.08 million in the year ended December 31, 2015, in connection with his services as the Company’s Chief Executive Officer.

14.	Net Income (Loss) per Share

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share (“EPS”) is provided as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014
Numerator
Net loss	$(3,208)	$(6,419)
Denominator
Weighted average shares used to compute basic EPS	5,639	5,709
Effect of dilutive securities:
Dilutive common stock equivalents	-	-
Weighted average shares used to compute diluted EPS	5,639	5,709
Net loss per share - Basic and Diluted
Net loss per share - Basic and Diluted	$(0.58)	$(1.12)

15.	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of and for the year ended December 31, 2015, the Company had a loss from operations of $3.2 million and accumulated deficit of $263 million. As of year ended December 31, 2015, the working capital was $1.2 million; the cash used in operating activities was $3 million. The Company intends to fund operations through debt and equity financing arrangements. The ability of the Company to survive is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to cut expenses, raise revenues, raise additional funds through public or private placement offerings, and related party loans. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

16.	Subsequent Events

From December 2015 to March 2016, Snowy August Management LLC advanced certain funds to the Company in the aggregate amount of $150,000.  The Company’s Chief Executive Officer, Michael Onghai is the manager of Snowy August Management LLC.  The Company intends to repay in full such funds to Snowy August Management LLC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of, the Company’s principal executive officer and principal financial officer and effected by the Company’s board of directors, management, and other personnel, provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect all material misstatements arising from time to time. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework . Based on our assessment, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2015.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting because this is not required of the Company pursuant to Regulation S-K Item 308(b).

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or Rule 15d-15(e) promulgated under the Exchange Act that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table provides information as of March 31, 2016 as to each person who is, as of the filing hereof, a director of the Company:

Name	Age	Term	Next Election	Director Since	Other Offices and Positions
Michael Onghai	44	(1)	2016	January 14, 2013	Chief Executive Officer and Chairman
Thorsten Weigl	39	(1)	2016	January 14, 2013

Executive Officers

The following table provides information as of March 31, 2016 as to each person who is, as of the filing hereof, an executive officer of the Company:

Name	Age	Term	Principal Position	Position Since	Other Offices and Positions
Michael Onghai	44	(1)	Chief Executive Officer	January 1, 2013	Director, President, and Secretary (2)

 *

No Family Relationships

There is no family relationship between any director or executive officer or among any directors or executive officers.

Business Experience and Background of Directors and Executive Officers

Michael Onghai has been a director since January 14, 2013 and Chief Executive Officer since January 25, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Onghai has been a private investor and an investment manager, including as the principal of Snowy August Management LLC, a value-oriented alternative investment manager he founded in 2011, and, prior to 2011, as a principal and portfolio manager of Ibis Management LLC, an investment management firm he joined in 2003. Mr. Onghai is a Chartered Financial Analyst and the founder of AppAddictive, a venture capital-sponsored social media digital holding company. Mr. Onghai holds a B.S. in Computer Science and Engineering from UCLA.

Thorsten Weigl has been a director since January 14, 2013 and holds other positions with the Company as provided herein. For more than the past five years, Mr. Weigl has been a private investor and the Chief Executive Officer of Solom GmbH, an asset management company. Mr. Weigl oversees one of Germany's largest intellectual property portfolios and has managed investments in internet and technology companies since 1998.

Other Directorships

The following table provides information as to certain other public company directorships held by the directors as of the filing hereof or during the past five years:

Name	Other Directorships
Michael Onghai	Director of MGT Capital Investments, Inc.

Director Independence

The Company has determined that Thorsten Weigl, is "independent" as defined by, and determined under, the applicable director independence standards of The NASDAQ Stock Market LLC.

Board Committees

The board has designated committees, including a standing audit committee, compensation committee, and nominating and governance committee. Each committee member is designated by the board or as provided by the bylaws of the Company. Each committee member is identified under "Directors" herein.

Committee Member Independence

The Company has determined that Thorsten Weigl, is "independent" as defined by, and determined under, the applicable board committee independence standards of The NASDAQ Stock Market LLC.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Each audit committee member is identified under "Directors" herein.

Nominating Committee

The nominating committee has concluded that each person who is a director should continue to serve as a director as of the filing hereof in light of the business and structure of the Company and the specific experience, qualifications, attributes, and skills of such person. The following table provides information, for each such person, as to the specific experience, qualifications, attributes, and skills that led the nominating committee to conclude that such person should continue to serve as a director as of the filing hereof:

Name	Specific Experience, Qualifications, Attributes, and Skills
Michael Onghai	Experience as a director and developing and buying and selling public and private technology companies and financial expertise as an investment advisor and Chartered Financial Analyst
Thorsten Weigl	Experience as an executive and entrepreneur and managing intellectual property assets and investments in internet and technology companies

Procedures for Security Holders to Recommend Nominees for Election as Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since the Company last described such procedures or any material changes thereto.

Company Policy as to Director Attendance at Annual Meetings of Stockholders

The Company's policy encourages board members to attend annual meetings of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each person who is a director or officer or beneficial owner of more than 10% of the common stock of the Company to file reports in connection with certain transactions. To the knowledge of the Company, based solely upon a review of forms or representations furnished to the Company during or with respect to the most recent completed fiscal year, no person who was subject to Section 16 at any time during such fiscal year failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) during such fiscal year or prior fiscal years, except (i) the filing of one amended report on Form 3 by Michael Onghai was not made on a timely basis and (ii) the filing of one report on Form 5 by Mr. Onghai to correct for the failure to file on a timely basis the report on Form 3 as described in clause (i) was made late, on March 28, 2014.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company has posted the code of ethics on the Company's Internet website at http://www.looksmart.com/corporate-governance. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the code of ethics by posting such information on the Company's Internet website.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides information as to the compensation of each named executive officer ("Named Executive Officer") for each of the last two completed fiscal years:

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	*	Total
Michael Onghai	2015	$80,000	-	-	-		$80,000
Chief Executive Officer	2014	$80,000	-	-	-		$80,000

*

(1)	Represents aggregate grant date fair value (computed in accordance with FASB ASC Topic 718), subject to valuation assumptions discussed in Note 10 to the financial statements filed as part hereof.

The Company believes its current executive compensation is appropriate and in keeping with the Company’s current operations and financial performance.

Post-Termination Compensation or Benefits

Except as otherwise provided herein, the Company has no employment, severance, change of control, or other agreement with any Named Executive Officer that provides for any payment to such Named Executive Officer at, following, or in connection with the resignation, retirement, or other termination of such Named Executive Officer or a change in control of the Company.

Director Compensation

No director compensation was earned or paid by the Company for the fiscal year ended December 31, 2015. No stock or option awards were issued for the fiscal year ended December 31, 2015.

As of December 31, 2015, there were no outstanding equity awards for any Named Executive Officer. All outstanding equity awards for Named Executive Officers in the prior year were expired or forfeited on or before 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of March 31, 2016 as to the common stock of the Company beneficially owned by all directors and nominees, directors and executive officers as a group as of December 31, 2015, and each person known to the Company to beneficially own more than 5% of the common stock:

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class	*
Michael Onghai	3,123,047	54.5%	(2)
Thorsten Weigl	194,769	3.4%	(3)

Platinum Partners Value Arbitrage Fund L.P.	576,000	10.1%	(5)

*

(1)	To the Company's knowledge, except as otherwise provided herein, each person named herein as a beneficial owner of securities has sole voting and investment power as to such securities and such person's address is c/o LookSmart Group, Inc. 2850 W. Horizon Ridge Parkway, Suite 200 Henderson, Nevada 89052
(2)	Represents securities owned or held by or for the account of other persons as portfolio securities, which may be deemed to be beneficially owned directly by Snowy August Management LLC, as an investment manager to such persons, and indirectly by Mr. Onghai, as the President of Snowy August Management.
(3)	Represents securities which may be deemed to be beneficially owned directly by Solom GmbH and indirectly by Mr. Weigl, as the Chief Executive Officer of Solom GmbH.
(4)	Includes stock options vested or to be vested within the next 60 days issued to Lori House, which may be deemed to be beneficially owned by her.
(5)	According to the Schedule 13G/A filed January 17, 2013 (1,728,000 reported, adjusted by LookSmart for the 3:1 reverse split on November 6, 2013) by such persons with the Commission, such securities are beneficially owned (and voting and investment power as to such securities is shared) by Platinum Partners Value Arbitrage Fund L.P., Platinum Management (NY) LLC, Uri Landesman, and Mark Nordlicht and the address of such persons is 152 West 57th Street, 54th Floor, New York, New York 10019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification Agreements

The Company has entered into indemnity agreements with its directors and officers providing for indemnification of each director and officer against expenses incurred in connection with any action or investigation involving the director or officer by reason of his or her position with the Company (or with another entity at the Company's request). The directors and officers will also be indemnified for costs, including judgments, fines and penalties that are indemnifiable under Nevada law or under the terms of any current or future liability insurance policy maintained by the Company that covers directors and officers. A director or officer involved in a derivative suit will be indemnified for expenses and amounts paid in settlement. Indemnification is dependent in each instance on the director or officer meeting the standards of conduct set forth in the indemnity agreements.

Policies and Procedures for Approving Related Person Transactions

Our policy and procedure with respect to any related person transaction between the Company and any related person requiring disclosure under Item 404(a) of regulation S-K under the Securities and Exchange Act of 1934, is that the Company's audit committee reviews all such transactions. This review covers any material transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was and is to be a participant, and a related party had or will have a direct or indirect material interest, including, purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by the Company of a related party. The board of directors has adopted a written policy reflecting the policy and procedure identified above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Incurred by LookSmart for Independent Registered Accounting Firm

The following table presents fees and expenses rendered by our principal accountants, Albert Wong & Co. LLP ("Albert Wong") for fiscal years 2015 and 2014:

Category	2015	2014
Audit Fees	$50,000	$107,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	6,000	6,000
Total	$56,000	$113,000

Audit Fees represent fees for professional services provided in connection with the audit of our financial statements and the review of our quarterly financial statements. All Other Fees consist of fees for the audit of our 401(k) plan. Our audit committee considered whether the provision of non-audit services was compatible with maintaining the independence of external public accounting firm and has concluded that it was.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firms

The policy of the audit committee is to pre-approve all audit and permissible non-audit services to be performed by the independent public accounting firm during the fiscal year. The audit committee pre-approves services by authorizing specific projects within the categories outlined above. The audit committee's charter delegates to its Chair the authority to address any requests for pre-approval of services between audit committee meetings, and the Chair must report any pre-approval decisions to the audit committee at its next scheduled meeting. All of the services related to the fees described above were approved by the audit committee pursuant to the pre-approval provisions set forth in the applicable SEC rules and the audit committee's charter.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The following are filed as part of Item 8 of this Annual Report on Form 10-K:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOOKSMART GROUP, INC.

By:	/s/ Michael Onghai
Michael Onghai Principal Executive Officer, Principal Financial and Accounting Officer

Date: March 14, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Onghai, as his or her attorneys-in-fact, each with the full power of substitution, for him or her, in any and all capacities, to sign any amendment to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL ONGHAI Michael Onghai	Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	April 14, 2016

/S/ THORSTEN WEIGL Thorsten Weigl	Director	April 14, 2016

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Registrant’s Certificate of Incorporation (including Certificate of Designation of Series A Participating Preferred Stock) (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

3.2	Registrant’s Amendment to the Certificate of Incorporation (filed as exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 6, 2013).

3.3	Bylaws (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2	Rights Agreement dated as of August 23, 2012 among LookSmart Group, Inc. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Please see the signature page of this Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document,

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*)	Filed herewith
(++)	Management contract or compensatory plan or arrangement.

