Form 10-K/A
period 2015-12-31
LookSmart Group, Inc.
filed 2016-04-18
CIK 1641129

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A Amendment No. 1 is being filed to update on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Commission on April 14, 2016. The following items were corrected with typographical errors and missing information and/or details.

1) Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, on the paragraph of Results of Operations, page 41 and Other items on page 44 were updated to correct the typographical errors on the numbers.

2) Item 8 Financial Statements and Supplementary Data, Report of Independent Registered Public Accounting Firm was updated from single year December 31, 2014 disclosure to comparative years December 31, 2015 and 2014. The missing paragraph of going concern matter emphasis was also added back. A $1 rounding error on total liabilities as of December 31, 2015 was corrected. The footnote 1 of the audit report and financial statements was also updated to add more details on the business.

For convenience and ease of reference, the Company is filing the Annual Report in its entirety with applicable changes. Unless otherwise stated, all information contained in this amendment is as April 14, 2016, the filing date of the original Annual Report. Except as stated herein, this Form 10K/A does not reflect events or transactions occurring after such filing date. No information in the Annual Report other than as set forth above is amended hereby. Current dated certifications from our Chief Executive Officer and Principal Financial and Accounting Officer have been included as exhibits to this amendment.

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

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”) No. 2015-01 about Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The objective is to reduce the cost and complexity of income statement presentation by eliminating the concept of extraordinary items while maintaining or improving the usefulness of the information provided to the users of financial statements. The extraordinary items must met two criteria’s: unusual nature and infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes. This amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The board decided to permit early adoption provided that the guidance is applied from the beginning of the fiscal year of adoption.

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

RESULTS OF OPERATIONS

Overview of 2015

The following table sets forth selected information concerning our results of operations as a percentage of consolidated net revenue for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Revenue	$4,548	100.0%	$4,702	100.0%	$(154)	(3)%
Cost of revenue	2,110	46.4%	2,441	51.9%	(331)	(14)%
Gross profit	2,438	53.6%	2,261	48.1%	177	8%
Operating expenses:
Sales and marketing	1,190	26.2%	1,690	35.9%	(500)	(30)%
Product development and technical operations	2,516	55.3%	4,561	97.0%	(2,045)	(45)%
General and administrative	1,492	32.8%	2,561	54.5%	(1,069)	(42)%
Restructuring charge	430	9.6%	30	0.7%	400	1333%
Total operating expenses	5,628	123.7%	8,842	188.0%	(3,214)	(36)%
Loss from operations	(3,190)	(70.1)%	(6,581)	(140.0)%	3,391	(52)%
Non-operating income (expense), net	(18)	0.6%	162	3.4%	(180)	(111)%
Loss from continuing operations before income taxes	(3,208)	(69.5)%	(6,419)	(136.5)%	3,211	(50)%
Income tax expense	-	-	-	0.0%	-	-
Net loss	$(3,208)	(69.5)%	$(6,419)	(136.4)%	$3,211	(50)%

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

Other items

The table below sets forth other continuing operations data for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015
	2015	% of Revenue	2014	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$-	(1)%	$81	2%	$(81)	(100)%
Interest expense	(34)	-	(14)	-	(20)	(143)%
Other income (expense), net	16	1%	95	-	(79)	(83)%
Total non-operating income (expense), net	$(18)	0%	$162	3%	$(180)	(110)%

Income tax expense	$-	-	$-	-	$-	-

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

INDEX TO THE FINANCIAL STATEMENTS

LOOKSMART GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LookSmart Group, Inc.

We have audited the accompanying consolidated balance sheets of LookSmart Group, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of LookSmart Group, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As discuss in Note 15 to the financial statements, the Company has suffered loss from operations and significant accumulated deficit. In addition, the Company experienced negative working capital and cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management’s plans in regard to these matters are also discuss in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AWC LLP

New York, New York

April 14, 2016

LOOKSMART GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$207	$305
Short-term investments	36	129
Total cash, cash equivalents and short-term investments	243	434
Trade accounts receivable, net	810	255
Prepaid expenses and other current assets	1,007	602
Total current assets	2,060	1,291
Long-term investments	-	-
Property and equipment, net	2,061	3,403
Other assets, net	418	62
Total assets	$4,539	$4,756

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Short-term Notes Payable	$600	$-
Trade accounts payable	$1,479	$901
Accrued liabilities	$371	398
Deferred revenue and customer deposits	767	1,018
Current portion of capital lease obligations	16	-
Total current liabilities	3,233	2,317
Long-term debt	1,764
Long-term portion of deferred rent	-	22
Total liabilities	4,997	2,339
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at Dec 31, 2015 and December 31 , 2014	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares par value 0.001 at December 31, 2015 and 5,769 par value 0.003 at December 31, 2014	6	17
Additional paid-in capital	263,119	262,508
Accumulated other comprehensive loss	(691)	(424)
Accumulated deficit	(262,643)	(259,435)
Treasury stock at cost: 130 shares at both December 31, 2015 and 2014	(249)	(249)
Total stockholders' equity	(458)	2,417
Total liabilities and stockholders' equity	$4,539	$4,756

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

On June 3, 2015, LookSmart Group, Inc. (“LookSmart” or the “Company”) was incorporated in the State of Nevada. LookSmart Group, Inc. was set-up to effect the spun-off from LookSmart Limited (“Predecessor”), as a result of a reverse merger and spin-off transaction (the “Transaction”) with Pyxis Tankers (“Pyxis”).

The Predecessor completed the Transaction on October 28, 2015. For year to year comparisons, when we refer to the year 2014, we are referring to the Predecessor.

Prior to the execution of the Merger Agreement, the Predecessor transferred all of its businesses, assets and liabilities to the Company in anticipation of the Spin-Off of Company from the Predecessor. The Company has assumed all liabilities of the Predecessor, and the liabilities of the Predecessor’s former subsidiaries. Upon completion of the Spin-Off, all of the Predecessor’s shares of the common stock shall be cancelled and the Company shall be 100% owned by the Predecessor’s stockholders of record as of the record date set for said distribution. As a result of the Spin-off, each share of the Predecessor received one share of LookSmart Group common stock. Following the merger, LookSmart Group had a total of 5,768,851 shares of common stock issued and outstanding. The Company’s stock is traded in the OTCMarkets Pinksheets.

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

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at December 31, 2015 and 2014 were as follows (in thousands):

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$0	$0	$-	$-
Total cash equivalents	0	0	-	-
Short-term investments:
Commercial Paper	29	-	29	-
Other Commodities	7	-	7	-
Total short-term investments	36	-	36	-
Total financial assets measured at fair value	$36	$1	$36	$-

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$1	$1	$-	$-
Total cash equivalents	1	1	-	-
Short-term investments:
Certificates of deposit	123	-	123	-
Other Commodities	6	-	6	-
Total short-term investments	129	-	129	-
Total financial assets measured at fair value	$130	$1	$129	$-

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

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MICHAEL ONGHAI Michael Onghai	Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	April 18, 2016

/S/ THORSTEN WEIGL Thorsten Weigl	Director	April 18, 2016

EXHIBIT INDEX

Exhibits

Number	Description of Document

3.1	Registrant’s Certificate of Incorporation (including Certificate of Designation of Series A Participating Preferred Stock) (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

3.2	Registrant’s Amendment to the Certificate of Incorporation (filed as exhibit 3.1 to the Company’s Form 8-K filed with the SEC on November 6, 2013).

3.3	Bylaws (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on August 14, 2000) (File No. 000-26357).

4.1	Form of Specimen Stock Certificate (Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-26357) filed with the SEC on November 14, 2005).

4.2	Rights Agreement dated as of August 23, 2012 among LookSmart Group, Inc. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2012).

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (Please see the signature page of this Report).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document,

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*)	Filed herewith
(++)	Management contract or compensatory plan or arrangement.

