Form 10-Q
period 2016-09-30
LookSmart Group, Inc.
filed 2016-11-21
CIK 1641129

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

PART I

ITEM 1.     FINANCIAL STATEMENTS

LOOKSMART GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268	$207
Short-term investments	36	$36
Total cash, cash equivalents and short-term investments	304	243
Trade accounts receivable, net	1,059	$810
Prepaid expenses and other current assets	1,016	$1,007
Total current assets	2,379	2,060
Long-term investments	-	-
Property and equipment, net	1,347	$2,061
Other assets, net	418	$418
Total assets	$4,144	$4,539

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Short-term Notes Payable	$600	$600
Trade accounts payable	$1,830	$1,479
Accrued liabilities	$346	$371
Deferred revenue and customer deposits	763	$767
Current portion of capital lease obligations	-	$16
Total current liabilities	3,539	3,233
Long-term debt	2,194	$1,764
Long-term portion of deferred rent	-	$-
Total liabilities	5,733	4,997
Commitment and contingencies	-	-
Stockholders' equity:
Convertible preferred stock, $0.001 par value; Authorized: 5,000 shares; Issued and Outstanding: none at June 30, 2015 and December 31 , 2014	-	-
Common stock, $0.001 par value; Authorized: 80,000 shares; Issued and Outstanding: 5,769 shares at both June 30, 2015 and December 31, 2014	6	$6
Additional paid-in capital	263,119	$263,119
Accumulated other comprehensive loss	(730)	$(691)
Accumulated deficit	(263,735)	$(262,643)
Treasury stock at cost: 130 shares at both June 30, 2015 and December 31, 2014	(249)	$(249)
Total stockholders' equity	(1,589)	(458)
Total liabilities and stockholders' equity	$4,144	$4,539

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30
	2016	2015	2016	2015
Revenue	$1,885	$1,111	$3,715	$3,115
Cost of revenue	1,434	$490	2,519	1,354
Gross profit	451	621	1,196	1,761
Operating expenses:
Sales and marketing	96	262	371	965
Product development and technical operations	343	598	1,200	1,931
General and administrative	203	358	640	1,165
Restructuring charge	-	19	9	312
Total operating expenses	642	1,237	2,220	4,373
Loss from operations	(191)	(616)	(1,024)	(2,612)
Non-operating income (expense), net
Interest income	-	-	-	-
Interest expense	(16)	(17)	(47)	(18)
Other income (expense), net	1	-	(1)	(2)
Loss from operations before income taxes	(206)	(633)	(1,072)	(2,632)
Income tax expense	-	-	-	-
Net loss	$(206)	$(633)	$(1,072)	$(2,632)
Net loss per share - Basic and Diluted	$(0.04)	$(0.11)	$(0.19)	$(0.46)
Weighted average shares outstanding used in computing basic and diluted net loss per share	5,722	5,722	5,709	5,709

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(206)	$(633)	$(1,072)	$(2,632)
Other comprehensive income (loss):
Foreign currency translation adjustments	-	(206)	(1)	(206)
Unrealized loss on investments	-		-
Change in accumulated other comprehensive loss	-	(206)	(1)	(206)
Comprehensive loss	$(206)	$(839)	$(1,073)	$(2,838)

The accompanying notes are an integral part of these Unaudited Consolidated Financial Statements.

LOOKSMART GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,072)	$(2,632)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	682	843
Provision for doubtful accounts	-	-
Share-based compensation	-	-
Other non-cash charges	(51)	-
Deferred rent	(8)	(8)
Deferred lease incentive	-	-
Restructuring charge	9	-
Changes in operating assets and liabilities:
Trade accounts receivable	(249)	106
Prepaid expenses and other current assets	(9)	218
Other current assets	-	-
Trade accounts payable	351	(355)
Accrued liabilities	(25)	40
Deferred revenue and customer deposits	4	(239)
Net cash used in operating activities	(368)	(2,027)
Cash flows from investing activities:
Purchase of investments	-	-
Proceeds from sale of investments	-	66
Proceeds from sale of equipment	-	-
Payments for property and equipment	-	-
Purchase of intangible assets	-	(356)
Net cash provided by investing activities	-	(290)
Cash flows from financing activities:
Principal payments of capital lease obligations	-	-
Proceeds from short-term debt	-	572
Proceeds from additional paid-in capital	-	600
Proceeds from long-term debt	430	964
Payments for repurchase of common stock	-	-
Net cash used in financing activities	430	2,136
Effect of exchange rate changes on cash and cash equivalents	(1)	26
Decrease in cash and cash equivalents	61	(155)
Cash and cash equivalents, beginning of period	207	305
Cash and cash equivalents, end of period	$268	$150
Supplemental disclosure of cash flow information:
Interest paid	$47	$18
Income taxes paid	$-	$-
Supplemental disclosure of noncash activities:
Assets acquired through capital lease obligations	$-	$-
Change in unrealized gain (loss) on investments	$-	$-

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

On April 5, 2016 the Company completed the acquisition of the assets of Talkwheel.com, Inc. (“Talkwheel”) into the Company’s subsidiary Clickable, Inc. (“Clickable”). Talkwheel had established a community analytics platform of web activity to unify and analyze a brand’s social media through a visually interactive community platform. During the three months ended September 30, 2016, the Company determined that Talkwheel had breached materially representations and warranties in the Asset Purchase Agreement dated February 11, 2016 (the “Purchase Agreement”) governing the purchase of Talkwheel’s assets. As a result Clickable terminated the Purchase Agreement and rescinded the transaction.

Principles of Consolidation

The Unaudited Consolidated Financial Statements as of September 30, 2016 and December 31, 2015, and for the three months ended September 30, 2016 and 2015, include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying Unaudited Consolidated Financial Statements as of September 30, 2016, and for the three months ended September 30, 2016 and 2015, reflect all adjustments that are normal and recurring in nature and, in the opinion of management, are necessary for a fair representation of the Company’s financial position as of September 30, 2016 and the results of operations for the periods shown. These Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Consolidated Balance Sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The results of operations for the interim period ended September 30, 2016 is not necessarily indicative of results to be expected for the full year.

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

We provide a provision against revenue for estimated reductions resulting from billing adjustments and customer refunds. The amounts of these provisions are evaluated periodically based upon customer experience and historical trends. The revenue allowance included in trade receivables, net is insignificant at both September 30, 2016 and December 31, 2015.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from customers failing to make required payments. This valuation allowance is reviewed on a periodic basis. The review is based on factors including the application of historical collection rates to current receivables and economic conditions. Additional allowances for doubtful accounts are considered and recorded if there is deterioration in past due balances, if economic conditions are less favorable than the Company anticipated or for customer-specific circumstances, such as bankruptcy. The allowance for doubtful accounts included in trade accounts receivable, net is $0.8 million at both September 30, 2016 and December 31, 2015. Bad debt expense included in general and administrative expense was insignificant for the three months ended September 30, 2016 and 2015, respectively.

Concentrations, Credit Risk and Credit Risk Evaluation

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments, and accounts receivable. As of September 30, 2016 and December 31, 2015, the Company placed its cash equivalents and investments primarily through one financial institution, City National Bank (“CNB”), and mitigated the concentration of credit risk by placing percentage limits on the maximum portion of the investment portfolio which may be invested in any one investment instrument. The Company has not experienced any credit losses on these cash equivalents and investment accounts and does not believe it is exposed to any significant credit risk on these funds. The fair value of these accounts is subject to fluctuation based on market prices.

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

The following table reflects customers that accounted for more than 10% of net accounts receivable:

	September 30,	Dec 31,
	2016	2015
Company 1	**	13%
Company 2	**	12%
Company 3	**	11%
Company 4	**	10%
Company 5	**	**
Company 6	**	**
Company 7	**	**

** Less than 10%

Revenue and Cost Concentrations

The following table reflects the concentration of revenue by geographic locations that accounted for more than 10% of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	100%	100%	100%	100%
Europe, Middle East and Africa	**	**	**	**

** Less than 10%

LookSmart derives its revenue from two service offerings, or “products”: Advertiser Networks and Publisher Solutions. The percentage distributions between the two service offerings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advertiser Networks	100%	100%	100%	100%
Publisher Solutions	0%	0%	0%	9%

For the three months ending September 30, 2016, xx customer accounted for more than 10% of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Company 1	12%	21%	12%	12%
Company 2	**	**	**	**
Company 3	**	**	**	**

** Less than 10%

The Company derives its revenue primarily from its relationships with significant distribution network partners. The following table reflects the distribution partners that accounted for more than 10% of total TAC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Distribution Partner 1	67%	66%	63%	65%
Distribution Partner 2	55%	34%	52%	38%
Distribution Partner 3	12%	10%	11%	14%
Distribution Partner 4	11%	10%	11%	12%

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

Management exercises judgment in determining when costs related to a project may be capitalized, in assessing the ongoing value of the capitalized costs, and in determining the amortization period for the capitalized costs, which is generally three years. The Company expects to continue to invest in internally developed software and to capitalize such costs in the future, although no such costs were capitalized in the three months ended September 30, 2016.

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

Share-Based Compensation

The Company recognizes share-based compensation costs for all share-based payment transactions with employees, including grants of employee stock options, restricted stock awards, and employee stock purchases related to the Employee Stock Purchase Plan, over the requisite service period based on their relative fair values. We estimate the fair value of each option award on the date of grant using the Black-Scholes option valuation model. Our assumptions about stock-price volatility are based on the actual volatility of our publicly traded stock. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of the grant. We estimate the expected term based upon the historical exercise activity. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. In the first quarter of 2015, all remaining outstanding share options were surrendered, therefore there was no share-based compensation expense in the three or Nine Months ended September 30, 2016. Share-based compensation expense, related to stock option grants and employee stock purchases, recognized were zero for the three months ended September 30, 2016, and were not significant for the three months ended September 30, 2015.

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

Advertising Costs

Advertising costs are charged to sales and marketing expenses as incurred and were insignificant and $0.01 in the three and Nine Months ended September 30, 2016. Advertising costs were insignificant and $0.01 in the three and Nine Months ended September 30, 2015, respectively

Product Development Costs

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

Comprehensive Loss

Other comprehensive loss as of September 30, 2016 and December 31, 2015, consists of unrealized gains and losses on marketable securities categorized as available-for-sale and foreign currency translation adjustments.

Net Loss per Common Share

Basic net loss per share is calculated using the weighted average shares of common stock outstanding, excluding treasury stock. Diluted net loss per share is calculated using the weighted average number of common and potentially dilutive common shares outstanding, excluding treasury stock, during the period, using the treasury stock method for stock options. As a result of the Company’s net loss position at both September 30, 2016 and 2015, there is no dilution.

Segment Information

The Company has one operating segment, online advertising. While the Company operates under one operating segment, management reviews revenue under two product offerings—Advertiser Networks and Publisher Solutions.

As of September 30, 2016 and December 31, 2015, the Company’s accounts receivable and deferred revenue are primarily related to the online advertising segment. All long-lived assets are located in the United States and Canada.

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

3. Cash and Available for Sale Securities

The following table summarizes the Company’s cash and available-for-sale securities’ amortized cost and estimated fair value by significant investment category as of September 30, 2016, and December 31, 2015 (in thousands):

	Amortized Cost and Estimated Fair Value
	September 30,	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$268	$207
Cash equivalents
Money market mutual funds	-	-
Commercial paper	-	-
Total cash equivalents	-
Total cash and cash equivalents	268	207
Short-term investments:
Corporate bonds	-	-
Certificates of deposit	36	-
Commercial paper		29
Other commodities		7
Collateralized debt obligations	-	-
Total short-term investments	36	36
Long-term investments:
Certificates of deposit	-	-
Total long-term investments	-	-
Total cash, and cash equivalents, short-term and long-term investments	$304	$243

The contractual maturities of cash equivalents and short-term investments at September 30, 2016, and December 31, 2015, were less than one year. There were no long-term investments at September 30, 2016 and December 31, 2015.

The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. When evaluating the investments for other-than-temporary impairment, the Company reviews such factors as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s amortized cost basis. During the three months ended September 30, 2016 and 2015, the Company did not recognize any impairment charges on outstanding investments. As of September 30, 2016, the Company does not consider any of its investments to be other-than-temporarily impaired.

4. Property and Equipment

Property and equipment consist of the following at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$1,097	$(1012)	$85	$1,082	$(829)	$253
Furniture and fixtures	22	(10)	12	22	(7)	15
Software	2,542	(2,452)	90	2,294	(1,714)	580
Building and Leasehold improvements	541	(131)	410	541	(90)	451
Land and Buildings	797	(47)	750	797	(35)	762
Total	$4999	$(3,652)	$1,347	$4,736	$(2,675)	$2,061

Depreciation expense on property and equipment for the three and Nine Months ended September 30, 2016, including property and equipment under capital lease at September 30, 2016, was $0.3 million and $0.5 million respectively, and is recorded in operating expenses. Depreciation expense on property and equipment for the three and Nine Months ended September 30, 2015, including property and equipment under capital lease at September 30, 2015, was $0.3 million and $0.6 million respectively, and is recorded in operating expenses. Equipment under capital lease at September 30, 2016 totaled $0 million. Equipment under capital lease at September 30, 2015 totaled $0.1 million.

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

5. Other Assets

The Company’s other assets are as follows at September 30, 2016, and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Other assets	418	-	418	418	-	418
Total	$418	$	$418	$418	$-	$418

6. Accrued Liabilities

Accrued liabilities consisted of the following as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Accrued distribution and partner costs	$(14)	$5
Accrued compensation and related expenses	49	91
Accrued professional service fees	68	68
Other	215	207
Capital lease obligation (Note 7)	-	-
Total accrued liabilities	$346	$371

7. Restructuring Charges

In August 2012, the Company entered into an agreement to sublease its office space in San Francisco under terms generally equivalent to its existing commitment. This lease ended on December 31, 2014, at which time the company no longer had any obligations under the terms of this lease.

8. Capital Lease and Other Obligations

Capital lease and other obligations consist of the following at September 30, 2016, and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Capital lease obligations	$-	$16
Deferred rent	14	14
Notes Payable	2,180	1,750
Total capital lease and other obligations	2,194	1,780
Less: current portion of capital lease obligations	-	(16)
Capital lease and other obligations, net of current portion	$2,194	$1,764

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

From March 2016 to June 2016, Snowy August Management LLC advanced certain funds to the Company in the aggregate of $0.23 million

9. Commitments and Contingencies

As of September 30, 2016, future minimum net payments under all operating leases are as follows (in thousands):

	Capital Lease	Operating Leases	Total
Six months ending December 31, 2015			$-
Years ending December 31,
2016	16	-	16
2017	-	-	-
2018	-	-	-
Total minimum net payments	$16	$-	$16
Less: amount representing interest	-
Present value of net minimum payments	16
Less: current portion	-
Long-term portion of capital lease obligations	$16

Operating Leases

The Company entered into a 30-month operating lease agreement for various network operating equipment beginning in the fourth quarter of 2013.

Rent expense under all operating leases was not significant for each of the three months ended September 30, 2016 and 2015, respectively.

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

The Compensation Committee of the Board of Directors administers the Company’s Plans. Awards under the Plans principally include at-the-money options and fully vested restricted stock. Outstanding stock options generally become exercisable over a four-year period from the grant date and have a term of seven years. Grants can only be made under the 2007 Plan. The 1998 Plan is closed to further share issuance and all options have expired or been forfeited as of March 31, 2015. The number of shares issued or reserved for issuance under the 2007 Plan was 1.2 million and 1.4 million shares of common stock as of September 30, 2016 and December 31, 2015, respectively.

Share-based compensation expense recorded during three months ended September 30, 2016, and 2015 was included in the Company’s Unaudited Consolidated Statements of Operations as follows (in thousands):

Three Months Ended September 30,
	2016	2015
Sales and marketing	$-	$-
Product development and technical operations	-	-
General and administrative	-	-
Total share-based compensation expense	$-	$-

Nine Months Ended September 30
	2016	2015
Sales and marketing	$-	$-
Product development and technical operations	-	-
General and administrative	-	-
Total share-based compensation expense	$-	$-

Total unrecognized share-based compensation expense related to share-based compensation arrangements at September 30, 2016 was zero. The total fair value of equity awards vested during the three months ended September 30, 2016 was zero. The total fair value of equity awards vested during the three months ended March 31, 2015, was zero.

Option Awards

Stock option activity under the Plans during the three months ended September 30, 2016 is as follows:

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

In the first quarter of 2015, all remaining outstanding share options were surrendered. There are no stock options outstanding as of September 30, 2016.

Stock Awards

The Company did not issue restricted stock during the three months ended September 30, 2016 and 2015.

Employee Stock Purchase Plan

On July 14, 2009, the 2009 Employee Stock Purchase Plan (the “ESPP”) was approved by the shareholders and authorized to issue up to 500 thousand shares of Common Stock to employees. Substantially all employees may purchase the Company’s common stock through payroll deductions at 85 percent of the lower of the fair market value at the beginning or end of the offering period. Each offering and purchase period is Nine Months. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, and ESPP participants are limited to purchasing a maximum of 5,000 shares per purchase period. On February 15, 2013, the ESPP was suspended pending a review by the Company’s Board of Directors of all equity incentive arrangements. Share-based compensation expense for the ESPP was zero in the three months ended September 30, 2016 and insignificant in the three months ended March 31, 2015. As of September 30, 2016, 28 thousand shares (adjusted for the 3:1 reverse split in November 2013) have been issued under the 2009 Plan. In the first quarter of 2015, all remaining outstanding share options were surrendered,

Share-Based Compensation Valuation Assumptions

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

No options were granted in the first Nine Months of 2016 or 2015, therefore no weighted average assumptions are included here.

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

Exercise of Employee and Director Stock Options and Purchase Plans

There were no options exercised in the three and Nine Months ended September 30, 2016 and 2015. The Company issues new shares of common stock upon exercise of stock options. No income tax benefits have been realized from exercised stock options.

Repurchase of Equity Securities by the Company

There were no shares repurchased during the three months ended September 30, 2016. Approximately 98,000 shares were purchased at an average price of $1.78 per share under the program in the year ended December 31, 2014, and recorded as Treasury Stock at cost totaling approximately $0.17 million.

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

11. Fair Value Measurements

Fair Value of Financial Assets

The Company’s financial assets measured at fair value on a recurring basis subject to disclosure requirements at September 30, 2016, and December 31, 2015 were as follows (in thousands):

	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:
Money market mutual funds	$-	$-	$-	$-
Total cash equivalents	-	-	-	-
Short-term investments:
Certificates of deposit	36	-	36	-
Other commodities	0	-	-	-
Total short-term investments	36	-	36	-
Total financial assets measured at fair value	$36	$-	$36	$-

	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserved Inputs (Level 3)
Cash equivalents:	-
Money market mutual funds	$-	$1	$-	$-
Total cash equivalents	-	1	-	-
Short-term investments:
Certificates of deposit	29	-	29	-
Other Commodities	7	-	7	-
Total short-term investments	36	-	36	-
Total financial assets measured at fair value	$36	$1	$36	$-

The Company held no Level 3 investments at September 30, 2016 and at December 31, 2015.

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

The Company validates the prices received from the pricing service using various methods including, applicability of Federal Deposit Insurance Corporation or other national government insurance or guarantees, comparison of proceeds received on individual investments subsequent to reporting date, prices received from publicly available sources, and review of transaction volume data to confirm the presence of active markets. The Company does not adjust the prices received from the pricing service unless such prices are determined to be inconsistent. At September 30, 2016 and December 31, 2015, the Company did not adjust prices received from the pricing service.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. As of September 30, 2016, there had been no material changes to our critical accounting policies and estimates.

Business Overview

For a description of our business, please refer to Note 1.

Results of Operations

Overview of the Three and Nine Months Ended September 30, 2016 and 2015

The following tables set forth selected information concerning our results of operations as a percentage of consolidated net revenue for the periods indicated (in thousands):

	Three Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Revenue	$1,885	100.0%	$1,111	100.0%	$774	70%
Cost of revenue	1,434	76.1%	490	44.1%	944	193%
Gross profit	451	23.9%	621	55.9%	(170)	(27)%
Operating expenses:
Sales and marketing	96	5.1%	262	23.6%	(166)	(63)%
Product development and technical operations	343	18.2%	598	53.8%	(255)	(43)%
General and administrative	203	10.8%	358	32.2%	(155)	(43)%
Restructuring charge	-	0.1%	19	1.7%	(19)	(100)%
Total operating expenses	642	34.1%	1,237	111.3%	(595)	(48)%
Income loss from operations	(191)	(10.1)%	(616)	(55.4)%	425	(69)%
Non-operating income (expense), net	(15)	(0.8)%	(17)	(1.5)%	2	(12)%
Loss from operations before income taxes	(206)	(10.9)%	(633)	(57.0)%	427	(67)%
Income tax expense	-	-	-	-	-	-
Net loss	$(206)	(10.9)%	$(633)	(57.0)%	$427	(67)%

	Nine Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Revenue	$3,715	100.0%	$3,115	100.0%	$600	19%
Cost of revenue	2,519	67.8%	1,354	43.5%	1,165	86%
Gross profit	1,196	32.2%	1,761	56.5%	(565)	(32)%
Operating expenses:
Sales and marketing	371	10.0%	965	31.0%	(594)	(62)%
Product development and technical operations	1,200	32.3%	1,931	62.0%	(731)	(38)%
General and administrative	640	17.2%	1,165	37.4%	(525)	(45)%
Restructuring charge	9	0.3%	312	10.1%	(303)	(97)%
Total operating expenses	2,220	59.8%	4,373	140.4%	(2,153)	(49)%
Loss from operations	(1,024)	(27.6)%	(2,612)	(83.9)%	1,588	(61)%
Non-operating income (expense), net	(48)	(1.3)%	(20)	(0.6)%	(28)	140%
Loss from continuing operations before income taxes	(1,072)	(28.9)%	(2,632)	(84.5)%	1,560	(59)%
Income tax expense	-	-	-	0.0%	-	0%
Net loss	$(1,072)	(28.9)%	$(2,632)	(84.4)%	$1,560	(59)%

Revenue

Revenue is derived from two service offerings or “products” of LookSmart Group (the “Company”): Advertiser Networks and Publisher Solutions. Total revenue and revenue from Advertiser Networks and Publisher Solutions for the three and Nine Months ended September 30, 2016, and 2015, was as follows (in thousands):

	Three Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Advertiser Networks	$1,885	100%	$1,111	100%	$774	70%
Publisher Solutions	-	-		0%	-	0%
Total revenue	$1,885	100%	$1,111	100%	$774	70%

	Nine Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Advertiser Networks	$3,715	100%	$3,114	100%	$601	19%
Publisher Solutions	-	0%	1	0%	(1)	(100)%
Total revenue	$3,715	100%	$3,115	100%	$600	19%

Advertiser Networks

The decrease in Advertiser Networks revenue for the three and Nine Months ended September 30, 2016, as compared to the same period in 2015 is the result of a reduction in revenues from all categories: Intermediaries, Direct Advertisers and Self Service Advertisers. We experienced a continuing decrease in Advertising Network revenue in the Nine Months of 2016 following a trend that began in late 2011.

In the Nine Months of 2016, revenue from Intermediaries decreased compared to the Nine Months of 2015.

In the Nine Months of 2016, revenue from Direct Advertisers decreased compared to the Nine Months of 2015.

In the Nine Months of 2016, revenue from Self Service Advertisers decreased compared to the Nine Months of 2015.

Cost of Revenue and Gross Profit

Cost of revenue is primarily TAC (costs paid to our distribution network partners). Other costs include data center rent and power usage and credit card fees.

Cost of revenue for the three and Nine Months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$1,205	64%	$420	38%	$785	187%
Other costs	229	12%	70	5%	159	227%
Total cost of revenue	$1,434	76%	$490	44%	$944	193%

Traffic acquisition costs as percentage of Advertiser Network revenue		64%		38%

	Nine Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Traffic acquisition costs	$2,074	56%	$1,211	39%	$863	71%
Other costs	445	12%	143	5%	302	211%
Total cost of revenue	$2,519	68%	$1,354	43%	$1,165	86%

Traffic acquisition costs as percentage of Advertiser Network revenue		56%		39%

TAC increased $0.79 and $0.86 in the three and Nine Months ended September 30, 2016, when compared to the three and nine months ended September 30, 2015.

Certain other costs, such as data center costs and power usage, are generally fixed costs. Total cost of revenue decreased in 2016 primarily as result of decreases of TAC combined with decreases in other costs in the current year.

TAC as a percentage of Advertiser Network revenue increased to 64% and 56% in the three and nine months ended September 30, 2016, as compared to 38% and 39% in the same period in 2015 as a result of overall revenue mix changes from 2015 to 2016.

Operating Expenses

Operating expenses for the three and Nine Months ended September 30, 2016, as compared to the same period in 2015, decreased by $0.6 million and $2.15 million. Contributing factors included decreases in sales and marketing costs, product and development costs, general and administrative costs.

Operating expenses consist of sales and marketing, product development and technical operations, general and administrative, and restructuring charges for the three months ended September 30, 2016, and 2015, and were as follows (in thousands):

	Three Months Ended September 30, 2016
	2016	% of Revenue	2015		% of Revenue	Dollar Change	% Change
Sales and marketing	$96	5%	$262		24%	$(166)	(63)%
Product development and technical operations	343	18%	598		54%	(255)	(43)%
General and administrative	203	10%	358		32%	(155)	(43)%
Restructuring charge	0	0%	19	#	-	(19)	(100)%
Total operating expenses	$642	33%	$1,237		110%	$(595)	(48)%

	Nine Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Sales and marketing	$371	10%	$965	31%	$(594)	(62)%
Product development and technical operations	1,200	32%	1,931	62%	(731)	(38)%
General and administrative	640	17%	1,165	37%	(525)	(45)%
Restructuring charge	9	0%	312	10%	(303)	(97)%
Total operating expenses	$2,220	59%	$4,373	140%	$(2,153)	(49)%

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

The decrease in sales and marketing expenses for the three and Nine Months ended September 30, 2016, reflects a reduction in our sales and marketing personnel.

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

Other Items

The tables below set forth other continuing operations data for the three and Nine Months ended September 30, 2016, and 2015 (in thousands):

	Three Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$-	0%	$-	0%	$-	0%
Interest expense	(16)	0%	(17)	0%	1	0%
Other income, net	1	0%	-	0%	1	0%
Total non-operating income (expense), net	$(15)	0%	$(17)	-2%	$2	(12)%

Income tax expense	$-	-	$-	-	$-	-

	Nine Months Ended September 30, 2016
	2016	% of Revenue	2015	% of Revenue	Dollar Change	% Change
Non-operating income (expense), net
Interest income	$-	0%	$-	0%	$-	0%
Interest expense	(47)	-	(18)	-	(29)	161%
Other income (expense), net	(1)	0%	(2)	-	1	(50)%
Total non-operating income (expense), net	$(48)	0%	$(20)	-1%	$(28)	140%

Income tax expense	$-	-	$-	-	$-	-

Interest Income and Expense

Interest expense, primarily consisting of interest paid on capital leases, during the three and Nine Months ended September 30, 2016, increased as compared to the three months ended September 30, 2015. This increase was primarily due to the loan we obtained from Inca Capital starting May 2015. (Please see Other Obligations)

Liquidity and Capital Resources

Cash flows were as follows for the Nine Months ended September 30, 2016, and 2015 (in thousands):

	Nine Months Ended September 30, 2016
	2016	2015	Change
Net cash used in operating activities	$(368)	$(2,027)	$1659
Net cash provided by investing activities		(290)	290
Net cash used in financing activities	430	2,136	(1,706)
Effect of exchange rate changes on cash and cash equivalents	(1)	26	(27)
Decrease in cash and cash equivalents	$61	$(155)	$216

Cash, cash equivalents and short- and long-term investment balances were as follows as of September 30, 2016, and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015	Change
Cash and cash equivalents	$268	$207	$61
Short-term investments	36	36	-
Total	$304	$243	$61
% of total assets	7%	5%
Total assets	$4,144	$4,539

At September 30, 2016, we had approximately $0.27 million of cash, cash equivalents and short-term marketable investments. Cash equivalents and short-term marketable investments are comprised of highly liquid debt instruments of the U.S. government, commercial paper, time deposits, money market mutual funds, U.S. corporate securities, collateralized debt obligations and other commodities. We actively monitor the depository institutions that hold our cash and cash equivalents and the institutions of whose debt instruments we hold. Our investment policy, which is reviewed annually by our Board of Directors, primarily emphasizes safety of principal while secondarily on maximizing yield on those funds. We can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets. These balances may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or could be subject to other adverse conditions in the financial markets. See Note 2 to the Unaudited Consolidated Financial Statements, “Cash and Available for Sale Securities,” which describes further the composition of our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short- and long-term investments increased $0.03 million to $0.27 million at September 30, 2016, from $0.24 million at December 31, 2015, primarily due to financing activities, offset by operating losses. For the quarter ended September 30, 2016, we generated a minimal positive cash flow from operations.

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

Operating Activities

Cash used in operating activities in the Nine Months ended September 30, 2016, consisted of our net loss adjusted for certain non-cash items, including depreciation, amortization, provision for doubtful accounts, and share-based compensation expense, as well as the effect of changes in working capital and other activities. Cash used in operations in the Nine Months ended September 30, 2016 was $0.386 million and consisted of a net loss of $1.071 million, adjustments for non-cash items of $0.631 million and cash generated by working capital and other activities of $0.08 million. Adjustments for non-cash items primarily consisted of $0.682 million of depreciation and amortization expense on property and equipment, $0.008 amortization of deferred rent, and $0.043 million in other non-cash charges. In addition, changes in working capital activities primarily consisted of a $0.326 million net decrease in accounts payable and accrued liabilities, a decrease of $0.249 million in accounts receivable and a $0.009 million decrease in prepaid and other assets. The decrease in accounts payable and accrued liabilities was primarily due to decreased TAC and operating expenses. The increase in accounts receivable is primarily attributed to slower paying customers.

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

Investing Activities

Cash provided by investing activities in the Nine Months ended September 30, 2016 was zero.

Cash used in investing activities in the nine months ended September 30, 2015 of $0.3 million was attributed to $0.4 million purchase of intangible assets partially offset by $0.1 million in net proceeds from the sale of investments.

Financing Activities

Cash provided by financing activities in the Nine Months of 2016 of $0.43 million is primarily attributed to increases in long-term liabilities from Snowy August Management, LLC. (See Other Obligations)

Cash provided by financing activities in the first nine months of 2015 of $2.1 million is primarily attributed to increases in long-term liabilities and notes payable, as well as proceeds from additional paid-in capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4), investments in special-purpose entities or undisclosed borrowings or debt. Additionally, we are not a party to any derivative contracts or synthetic leases.

Contractual Obligations and Commercial Commitments

In comparison with our Annual Report on Form 10-K for the year ended December 31, 2015, we believe that there have been no material changes in contractual obligations or commercial commitments outside the ordinary course of business, during the three months ended September 30, 2016.

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

Based on this evaluation, our chief executive officer and principal financial and accounting officer concluded, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LOOKSMART GROUP, INC.

Date: November 21, 2016	By:	/s/ Michael Onghai
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